Form 10-Q
period 2005-09-30
Bronco Drilling Company, Inc.
filed 2005-11-09
CIK 1328650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51471

BRONCO DRILLING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2902156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14313 North May Avenue, Suite 100

Oklahoma City, OK 73134

(Address of principal executive offices) (Zip Code)

(405) 242-4444

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of the close of business on November 9, 2005, was 23,165,368.

BRONCO DRILLING COMPANY, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Bronco Drilling Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,853	$1,139
Receivables
Trade, net of allowance for doubtful accounts of $242 and $146 in 2005 and 2004, respectively	15,373	5,557
Contract drilling in progress	2,085	1,403
Prepaid expenses	829	19

Total current assets	94,140	8,118

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	135,951	86,090
Transportation, office and other equipment	9,248	1,992

	145,199	88,082
Less accumulated depreciation	11,764	6,913

	133,435	81,169

DEFERRED TAX ASSET	1,087	—

OTHER ASSETS
Debt issue costs, net of amortization	262	242
Restricted cash and other	2,868	614

	3,130	856

	$231,792	$90,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,396	$3,922
Accrued liabilities
Payroll related	997	863
Deferred revenue and other	2,318	396
Notes payable	9,216	1,800
Current maturities of long-term debt	5,733	3,550

Total current liabilities	28,660	10,531

LONG-TERM DEBT, less current maturities	37,267	12,750

DEFERRED INCOME TAXES	20,834	16,059

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

MEMBERS’ EQUITY	—	50,803

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized; 19,140,368 shares issued and outstanding at September 30, 2005	191	—

Additional paid-in capital	151,139	—

Accumulated deficit	(6,299)	—

	$231,792	$90,143

The accompanying notes are an integral part of these statements.

Bronco Drilling Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUES
Contract drilling revenues	$18,640	$5,363	$38,875	$13,198

EXPENSES
Contract drilling	11,007	4,368	23,880	11,272
Depreciation and amortization	2,003	1,040	4,854	2,593
General and administrative	5,647	395	6,767	1,124

	18,657	5,803	35,501	14,989

Income (loss) from operations	(17)	(440)	3,374	(1,791)

OTHER INCOME (EXPENSE)
Interest expense	(344)	(82)	(652)	(126)
Loss from early extinguishment of debt	(993)	—	(993)	—
Interest income	192	1	203	6
Other	7	7	41	11

	(1,138)	(74)	(1,401)	(109)

Income (loss) before income taxes	(1,155)	(514)	1,973	(1,900)
Deferred tax expense (benefit)	3,919	(79)	3,688	(164)

NET LOSS	$(5,074)	$(435)	$(1,715)	$(1,736)

Loss per common share-Basic	$(0.31)		$(0.12)

Loss per common share-Diluted	$(0.31)		$(0.12)

Weighted average number of shares outstanding-Basic	16,239		14,330

Weighted average number of shares outstanding-Diluted	16,285		14,346

PRO FORMA INFORMATION (unaudited):

Historical loss from operations before income taxes	$(1,155)	$(514)	$1,973	$(1,900)
Pro forma provision (benefit) for income taxes	(435)	(194)	744	(716)

Pro forma income (loss) from operations	$(720)	$(320)	$1,229	$(1,184)

Pro forma income (loss) per common share-Basic	$(0.04)	$(0.02)	$0.09	$(0.09)

Proforma income (loss) per common share-Diluted	$(0.04)	$(0.02)	$0.09	$(0.09)

Weighted average number of shares outstanding-Basic	16,239	13,360	14,330	13,360

Weighted average number of shares outstanding-Diluted	16,285	13,360	14,346	13,360

The accompanying notes are an integral part of these statements.

Bronco Drilling Company and Subsidiaries

CONSOLIDATED STATEMENT OF MEMBERS’/SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Members Equity	Common Shares	Common Amount	Additional Paid In Capital	Accumulated Deficit	Total Shareholders Equity
Balance as of January 1, 2005	$50,803	—	$—	$—	$—	$—
Net earnings through August 15, 2005	4,584	—	—	—	—	—
Conversion to a Delaware corporation	(55,387)	13,360	133	55,254	—	55,387
Issuance of common stock in our initial public offering; net of related expenses of $1,354	—	5,715	57	88,944	—	89,001
Stock issued in acquisition	—	65	1	1,274	—	1,275
Net loss, August 16, 2005 through September 30, 2005	—	—	—	—	(6,299)	(6,299)
Stock compensation	—	—	—	152	—	152
Capital contributions	—	—	—	5,515	—	5,515

Balance as of September 30, 2005	$—	19,140	$191	$151,139	$(6,299)	$145,031

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,715)	$(1,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,895	2,593
Allowance for doubtful accounts	96	—
Non-cash compensation expense	4,000	—
Write off of debt issue costs	349	—
Stock compensation	152	—
Change in deferred income taxes	3,688	(164)
Changes in current assets and liabilities:
Receivables	(8,928)	(2,268)
Contract drilling in progress	(683)	(668)
Prepaid expenses	(774)	129
Other assets	(466)	61
Accounts payable	1,913	1,563
Accrued expenses	2,057	1,065

Net cash provided by operating activities	4,584	575

Cash flows from investing activities:
Increase in restricted cash	(1,515)	—
Business acquisitions	(14,074)	—
Purchase of property and equipment	(30,630)	(14,361)

Net cash used in investing activities	(46,219)	(14,361)

Cash flows from financing activities:
Proceeds from borrowings	69,950	12,500
Payments of debt	(43,707)	(1,150)
Debt issue costs	(410)	—
Capital contributions	1,515	2,680
Proceeds from sale of common stock, net of offering costs of $1,354	89,001	—

Net cash provided by financing activities	116,349	14,030

Net increase in cash and cash equivalents	74,714	244

Beginning cash and cash equivalents	1,139	1,663

Ending cash and cash equivalents	$75,853	$1,907

Supplementary Disclosure:
Liabilities assumed for acquisition	$1,775	$—
Common stock issued for acquisition	1,275	—
Interest paid	385	47

The accompanying notes are an integral part of these statements.

Bronco Drilling Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of September 30, 2005 and for the three and nine months ended 2005 are unaudited)

(Amounts in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

Business and Principles of Consolidation

Bronco Drilling Company, Inc. (the “Company”) provides contract land drilling services to oil and natural gas exploration and production companies, primarily in Oklahoma. The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has prepared the accompanying unaudited consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instruction of Form 10-Q of Regulation S-X. In preparing the financial statements, the Company made various estimates and assumptions that affect the amounts of assets and liabilities the Company reports as of the dates of the balance sheets and income and expenses the Company reports for the periods shown in the income statements and statements of cash flows. The Company’s actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the Company’s recognition of revenues and accrued expenses, estimate of the allowance for doubtful accounts, estimate of asset impairments, estimate of deferred taxes and determination of depreciation and amortization expense.

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2005, the related results of operations and cash flows of the Company for the three and nine months ended September 30, 2005, the results of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2005.

The results of operations for the three months and nine months ended September 30, 2005 are not necessarily an indication of the results expected for the full year.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market mutual funds to be cash equivalents.

The Company maintains its cash and cash equivalents in accounts and instruments which may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

At December 31, 2004, the Company had restricted cash of $600 at a bank that collateralized a letter of credit to the Company’s workers’ compensation insurer. At September 30, 2005, the Company had restricted cash of $2,115 at a bank collateralizing letters of credit with the Company’s workers’ compensation insurers.

Revenue Recognition

The Company earns contract drilling revenue under daywork and footage contracts.

The Company follows the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, drilling revenues and costs related to a well in progress are recognized proportionately over the time it takes to drill the well. Percentage-of-completion is determined based upon the amount of expenses incurred through the measurement date as compared to total estimated expenses to be incurred drilling the well. Mobilization costs are not included in costs incurred for percentage-of-completion calculations. Mobilization costs on footage contracts are deferred and recognized over the days of actual drilling. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. When estimates of revenues and expenses indicate a loss on a contract, the total estimated loss is accrued.

Revenues on daywork contracts are recognized based on the days completed at the dayrate each contract specifies. Mobilization revenues and costs for daywork contracts are deferred and recognized over the days of actual drilling.

The receivables from contract drilling in progress represents revenues in excess of amounts billed on contracts in progress.

Revenue arising from claims for amounts billed in excess of the contract price or for amounts not included in the original contract are recognized when billed less any allowance for uncollectibility. Revenue from such claims is only recognized if it is probable that the claim will result in additional revenue, the costs for the additional services have been incurred, management believes there is a legal basis for the claim and the amount can be reliably estimated. Historically, such claims have been immaterial as we have not billed any customers for amounts not included in the original contract.

Accounts Receivable

Substantially all of the Company’s accounts receivable are due from companies in the oil and gas industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At September 30, 2005 and December 31, 2004, our allowance for doubtful accounts was $242 and $146, respectively.

Property Equipment

Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $44,597 and $34,118 as of September 30, 2005 and December 31, 2004, respectively.

The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the nine months ended September 30, 2005 and year ended 2004, the Company capitalized $1,037 and $470, respectively, of interest costs incurred during the construction periods of certain drilling rigs.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based upon fair value of the asset.

Debt Issue Costs

Legal fees and other debt issue costs incurred in obtaining financing are amortized over the term of the debt using a method which approximates the effective interest method. Amortization expense was $11 and $41 for the three and nine months ended September 30, 2005, and is included in interest expense in the consolidated statements of operations. Accumulated amortization was $5 and $46 as of September 30, 2005 and December 31, 2004, respectively. On August 29, 2005, the Company paid off its term note with General Electric Capital Corporation. The Company incurred a prepayment penalty of $644 and expensed debt issue costs of $349, which is included in other income (expense) for the three and nine months ended September 30, 2005.

Income Taxes

Pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. A statutory Federal tax rate of 34% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rate for all periods.

As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The classification of current and noncurrent deferred tax assets and liabilities is based primarily on the classification of the assets and liabilities generating the difference. As a result of our conversion to a taxable corporation on August 15, 2005, a charge to income tax provision of $4,412 was made to record deferred taxes for the differences between the tax basis and financial reporting basis of our assets and liabilities.

Pro Forma Income Taxes

Our predecessor, a limited liability company, was classified as a partnership for income tax purposes. Accordingly, income taxes on net earnings were payable by the members and are not reflected in historical financial statements except for taxes associated with a taxable subsidiary. Pro forma adjustments are reflected to provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109. For unaudited pro forma income tax calculations, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the assets and liabilities and were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. A statutory Federal tax rate of 34% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the pro forma enacted tax rate for all periods. The pro forma tax effects are based upon currently available information and assume the Company had been a taxable entity in the periods presented. Management believes that these assumptions provide a reasonable basis for presenting the pro forma tax effects.

Net income (Loss) Per Common Share

The Company computes and presents net income (loss) per common share in accordance with SFAS No. 128 “Earnings per Share”. This standard requires dual presentation of basic and diluted net income (loss) per share on the face of the Company’s statement of operations. Basic net income (loss) per common share is computed by dividing income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per common share does not reflect dilution from potential common shares, because to do so would be anti-dilutive. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 10.

Pro Forma Income (Loss) Per Share

Pro forma income (loss) per basic and diluted common share is computed based on weighted average pro forma number of basic and diluted shares assumed to be outstanding during the periods. Pro forma basic and diluted income (loss) per share is presented for the Predecessor’s historical year ended December 31, 2004 and the nine months ended September 30, 2005 on the basis of 13,360,000 shares issued to our founder in the merger immediately prior to our initial public offering in August 2005.

Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Compensation expense was $152 for the three and nine months ended September 30, 2005.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under SFAS 154, all voluntary changes in accounting principles as well as changes pursuant to accounting pronouncements that do not include specific transition requirements, must be applied retrospectively to prior periods’ financial statements. Retrospective application requires the cumulative effect of each change to be reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to retained earnings for the first period presented. Also, under the new statement, a change in an accounting estimate continues to be accounted for in the period of the change and in future periods if necessary. Under SFAS 154, corrections of errors should continue to be reported by restating prior period financial statements as of the beginning of the first period presented, if material. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 on January 1, 2006. Adoption will not have a material impact on the Company’s financial position and results of operations, since SFAS 154 is to be applied prospectively.

Reclassifications

Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the presentation for the nine months ended September 30, 2005.

2. Acquisitions

In July 2005, the Company acquired all the membership interests in Strata Drilling, L.L.C. and Strata Property, L.L.C. and a related rig yard. Included in these acquisitions were two operating rigs, one rig that is currently being refurbished, related structures, equipment and components and a 16 acre yard in Oklahoma City, Oklahoma used for equipment storage and refurbishment of inventoried rigs. The aggregate purchase price was $20,000, of which $13,000 was paid in cash and $7,000 was paid in the form of promissory notes issued to the sellers. The Company funded the cash portion of the purchase price with a $13,000 loan from Theta Investors, LLC, f/ka Alpha Investors LLC, an entity controlled by Wexford Capital LLC (“Wexford”), the Company’s principal stockholder. The outstanding principal balance of the Alpha loan was paid in full on August 22, 2005 with proceeds from our initial public offering. This purchase was accounted for as an acquisition of a business, and the results of operations of the acquired business have been included in our statement of operations since the date of acquisition. We allocated the purchase price to property and equipment and related assets based on their relative fair values at the date of acquisition.

The $7,000 original aggregate outstanding principal balance of the promissory notes issued to the sellers is automatically reduced by the amount of any costs and expenses the Company pays in connection with the refurbishment of one of the rigs it acquired from the sellers. The sellers have agreed to complete the refurbishment of this rig on or before December 31, 2005, subject to limited exceptions. Payment of the outstanding balance of the loan is due and payable upon completion of the refurbishment of this rig. The Company granted the sellers a security interest in this rig to secure its obligations under the notes. The outstanding principal balance on these notes does not bear any interest other than default interest in the event of a default.

The following table summarizes the allocation of purchase price to property and equipment acquired in the Strata acquisition:

Strata
Assets acquired:
Drilling equipment	$11,840
Rig under construction	7,000
Yard Equipment	170
Vehicles	18
Buildings	729
Land	243

$20,000

The following pro forma information gives effect to the Strata Drilling acquisition as though it was effective January 1, 2004. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects the Company’s historical data and historical data from the acquired business for the periods indicated. The pro forma data may not be indicative of the results the Company would have achieved had it completed the acquisition on January 1, 2004, or that it may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$18,640	$7,818	$42,624	$19,042

Net income (loss)	$(5,074)	$412	$(1,562)	$(1,033)

Net income (loss) per common share:
Basic	$(0.31)	$0.03	$(0.11)	$(0.08)

Diluted	$(0.31)	$0.03	$(0.11)	$(0.08)

In September 2005, the Company acquired all the outstanding common stock of Hays Trucking, Inc. for $3.0 million in cash, which includes the repayment of $1.9 million of debt owed by Hays Trucking, and 65,368 shares of common stock. In this acquisition, the Company acquired 18 trucks used to mobilize our rigs to contracted drilling locations as well as other ancillary equipment.

3. Notes Payable

Notes payable consists of advances under a $3,000 revolving line of credit with a bank (“Bank Note Payable”) and $7,000 original aggregate principal amount of notes payable to the sellers in the Strata acquisition. The Bank Note Payable bears interest based on JPMorgan Chase prime (effective rate of 6.75% at September 30, 2005). Interest on the Bank Note Payable is due monthly with outstanding principal due November 1, 2006 and is collateralized by the Company’s accounts receivable. The Bank Note Payable has certain financial covenants which include maintaining a 1 to 1 current ratio and minimum tangible net worth for which the Company was in compliance at September 30, 2005 and, among other things, prohibits the payment of dividends.

The $7,000 original aggregate principal balance of the promissory notes issued to the sellers is automatically reduced by the amount of any costs and expenses the Company pays in connection with the refurbishment of one of the rigs it acquired from the sellers. The sellers have agreed to complete the refurbishment of this rig on or before December 31, 2005, subject to limited exceptions. Payment of the outstanding balance of the notes is due and payable upon completion of the refurbishment of this rig. The Company granted the sellers a security interest in this rig to secure its obligations under the notes. The outstanding aggregate principal balance on these notes do not bear any interest other than default interest in the event of a default. The amount due on the note, net of costs and expenses paid by the Company, was $6,216 at September 30, 2005.

4. Long-term Debt

Long-term debt consists of the following at:

	September 30, 2005	December 31, 2004
Note payable to General Electric Capital Corporation, collateralized by the Company’s assets, excluding cash and accounts receivable, due in varying monthly installments plus interest at a floating rate equal to LIBOR plus 5%, due April 2010, repaid with proceeds of our initial public offering.	$—	$16,300
Note payable to Merrill Lynch Capital, collateralized by the Company’s assets, payable in sixty monthly installments equal to one sixtieth of the outstanding principal on January 1, 2006 plus interest at a floating rate equal to LIBOR plus 2.71%, due January 1, 2011	43,000	—

	43,000	16,300
Less current maturities	5,733	3,550

	$37,267	$12,750

Long-term debt maturing each year subsequent to September 30, 2005 is as follows:

2006	$5,733
2007	8,600
2008	8,600
2009	8,600
2010	8,600
2010 and thereafter	2,867

$43,000

The term note to General Electric Capital Corporation (“GECC”) provided for monthly advances at the Company’s request of at least $3,000, subject to maximum borrowings of $18,000. Each advance was payable in 60 equal monthly installments with final maturity at April 1, 2010. Interest was due monthly at LIBOR plus 5%. The term note was collateralized by the Company’s assets, excluding cash and accounts receivable. The term note was paid off August 29, 2005, with proceeds from our initial public offering.

On September 19, 2005, the Company entered into a Term Loan and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as lender (“Merrill Lynch” or the “lender”). The term loan provides for a term installment loan in an aggregate amount not to exceed $50,000 and provides for a commitment by Merrill Lynch to advance funds from time to time until December 31, 2005. The outstanding balance under the term loan may not exceed 60% of the net orderly liquidation value of the Company’s operating land drilling rigs. The lender’s commitment to make advances expires on December 31, 2005. Proceeds of the term loan may be used to replenish working capital for general business purposes, finance improvements to and the refurbishment of land drilling rigs, and to acquire additional land drilling rigs. On September 19, 2005, the Company borrowed $43,000 under the term loan.

The term loan bears interest on the outstanding principal balance at a variable per annum rate equal to LIBOR plus 271 basis points. For the period from September 19, 2005 to January 1, 2006, interest only is payable monthly on the outstanding principal balance. Commencing February 1, 2006, the outstanding principal and interest on the term loan will be payable in sixty consecutive monthly installments, each in an amount equal to one sixtieth of the outstanding principal balance on January 1, 2006 plus accrued interest on the outstanding principal balance. Any outstanding principal and accrued but unpaid interest will be immediately due and payable in full on January 1, 2011.

The Company’s obligations under the term loan are collateralized by a first lien and security interest on substantially all of the Company’s assets and are guaranteed by each of the Company’s principal subsidiaries. The term loan includes usual and certain restrictive negative covenants and requires the Company to meet certain financial covenants, including maintaining (1) a minimum “Fixed Charge Coverage Ratio”, and (2) a maximum “Total Debt to EBITDA Ratio”, as defined in the agreement. The Company was in compliance with all covenants at September 30, 2005.

5. Income Taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Deferred tax - state	$388	$(8)	$365	$(16)
Deferred tax - federal	3,531	(71)	3,323	(148)

Income tax expense (benefit)	$3,919	$(79)	$3,688	$(164)

Deferred income tax assets and liabilities are as follows:

	September 30, 2005	December 31, 2004
Deferred tax assets:

Net operating loss carryforwards	$992	$—
Stock option expense	57	—
Other	38	—

Total deferred tax assets	1,087	—
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	20,834	16,059

Net deferred tax liabilities	$19,747	$16,059

Upon the conversion from a limited liability company to a corporation in conjunction with its initial public offerings the Company incurred a one-time charge to operations in the 2005 third quarter of approximately $4,412 to record deferred taxes upon change in tax status.

In assessing its ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Its ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The Company believe it is more likely than not that it will realize the benefits of these deductible differences.

The provision for income taxes on continuing operations differs from the amounts computed by applying the federal income tax rate of 34% to net income. The differences are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected tax expense (benefit)	$(393)	$(175)	$671	$(646)
State income taxes	(69)	(31)	118	(114)
Conversion to public company	4,412	—	4,412	—
Loss attributable to nontaxable entity	—	122	(1,496)	586
Tax exempt interest	(62)	—	(62)	—
Other	31	5	45	10

	$3,919	$(79)	$3,688	$(164)

6. Workers’ Compensation

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $100 deductible per covered accident. Due to the high deductible, the policy requires the Company to maintain a $1,515 letter of credit with a bank. At September 30, 2005 and December 31, 2004, the Company had deposits of $2,115 and $600 with a bank collateralizing the letter of credits, respectively. The deposit is reflected in other assets.

7. Transactions with Affiliates

Effective April 1, 2005, the Company entered into an administrative services agreement with Gulfport. Under this agreement, Gulfport’s services for the Company include accounting, human resources, legal and technical support. In return for the services rendered by Gulfport, the Company has agreed to pay Gulfport an annual fee of approximately $414 payable in equal monthly installments during the term of this agreement. In addition, the Company will continue to lease approximately 1,100 square feet of office space from Gulfport for the Company’s headquarters. The Company will pay Gulfport annual rent of approximately $20 payable in equal monthly installments. The services being provided to the Company and the fees for such services can be amended by mutual agreement of the parties. The administrative services agreement has a three-year term, and upon expiration of that term the agreement will continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement is terminable (1) by the Company at any time with at least 30 days prior written notice to Gulfport and (2) by either party if the other party is in material breach and such breach has not been cured within 30 days of receipt of written notice of such breach. The fees payable by the Company under the administrative services agreement were arrived at through negotiations between the Company and Gulfport. The Company reimbursed Gulfport approximately $168 and $264 in consideration for those services during the three and nine months ended September 30, 2005. For periods prior to the April 1, 2005 effective date of the administrative services agreement, the administrative reimbursement amount was determined by estimates of time devoted to each company. At September 30, 2005 and December 31, 2004, approximately $9 and $17, respectively, was owed to Gulfport and included in accounts payable.

Additionally, the Company provided contract drilling services totaling $1,219 to an affiliated entity for the three and nine months ended September 30, 2005.

8. Commitments and Contingencies

The Company leases four service locations under noncancelable operating leases that have various expirations from 2008 to 2015. Related rent expense was $105 and $237 for the three and nine months ended September 30, 2005, respectively.

Aggregate future minimum lease payments under the noncancelable operating leases for years subsequent to September 30, 2005 are as follows:

2006	$337
2007	417
2008	399
2009	229
2010	216
2010 and thereafter	819

$2,417

The Company currently has a lawsuit pending in which the Company sued the defendant, an oil and gas operating company, for approximately $942 as a result of the defendant’s refusal to make payment pursuant to the terms of its drilling contract. The defendant has countersued for damages in excess of $2,800, alleging breach of contract, negligence, gross negligence and breach of warranties. Currently, no trial date has been set by the court. The Company is vigorously prosecuting its claims and defending against the counterclaims in this matter, and will continue to file appropriate responses, motions and documents as necessary. It is not possible to predict the outcome of this matter.

Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

9. Significant Customers

For the nine months ended 2005, revenue from three customers was approximately 16%, 13% and 9%, respectively, of total revenues. For 2004 three customers accounted for 10%, 9% and 9% of total revenues. At September 30, 2005, three customers accounted for approximately 17%, 14% and 8% of accounts receivable. At December 31, 2004, three customers accounted for approximately 28%, 13% and 13% of accounts receivable.

10. Net Income (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS comparisons as required by SFAS No. 128:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Basic:
Net loss	$(5,074)	$(1,715)

Weighted average shares	16,239	14,330

Earnings (loss) per share	$(0.31)	$(0.12)

Diluted:
Net Loss	$(5,074)	$(1,715)

Weighted average shares:
Outstanding	16,239	14,330
Options	46	16

	16,285	14,346

Loss per share	$(0.31)	$(0.12)

The weighted average number of diluted shares in 2005 excludes 9,293 shares for options due to their antidilutive effects.

11. Equity Transactions

In August 2005, the Company completed its initial public offering in which the Company sold 5,715,000 shares of common stock at an offering price of $17.00 per share, resulting in net proceeds to the Company of approximately $89.0 million. The Company used approximately $40.5 million of these proceeds to repay in full its loans from Alpha Investors, LLC and Solitair LLC, entities controlled by Wexford, and all borrowings under the credit agreement with GECC.

Under the terms of an agreement between Bronco Drilling Holdings, L.L.C., the Company’s sole stockholder prior to completion of the initial public offering, and Steven C. Hale, the Company’s former President and Chief Operating Officer, following successful completion of the initial public offering Mr. Hale was entitled to receive the sum of $2.0 million and shares of common stock having a market value of $2.0 million based on the initial public offering price. These payments were made by Bronco Drilling Holdings and not by the Company. The Company accounted for the payments as a capital contribution in the amount of $4.0 million and compensation expense in the amount of $4.0 million during the third quarter of 2005, the period in which the obligations were incurred.

Effective September 1, 2005, the Company issued 65,368 shares of common stock to the shareholders of Hays Trucking, Inc., in connection with our acquisition of Hays Trucking, Inc.

In January 2005, the Company received a capital contribution of $1,515 from Wexford. This contribution was used to fund the letter of credit required for the Company’s workers’ compensation policy.

The Company has adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The compensation expense recorded of $152 is also reflected in paid-in-capital at September 30, 2005.

12. Stock Options and Stock Option Plan

The Company has implemented its 2005 Stock Incentive Plan. The purpose of the plan is to enable the Company, and any of its affiliates, to attract and retain the services of the types of employees, consultants and directors who will contribute to its long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of the Company’s stockholders. The plan provides a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of the Company’s common stock through the granting of incentive stock options and nonstatutory stock options. Eligible award recipients are employees, consultants and directors of the Company and its affiliates. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, consultants and directors. The shares that may be issued pursuant to awards consist of authorized but unissued common stock, and the maximum aggregate amount of such common stock which may be issued upon exercise of all awards under the plan, including incentive stock options, may not exceed 500,000 shares, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure.

Under the 2005 Stock Incentive Plan, employee stock options become exercisable over a three-year period, and all options generally expire ten years after the date of grant. The plan provides that all options must have an exercise price not less than the fair market value of our common stock on the date of the grant.

The following table provides information relating to our outstanding stock options at September 30, 2005:

	Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2004	—	—
Granted	500,000	$17.92
Exercised	—	—
Forfeited/expired	—	—

Options outstanding at September 30, 2005	500,000	$17.92

Options exercisable at September 30, 2005	12,306	$17.27

13. Subsequent Events

On October 3, 2005, the Company purchased 12 rigs from Eagle Drilling, L.L.C. and two of its affiliates. This acquisition involved five operating rigs and seven inventoried rigs and rig equipment and parts for a purchase price of approximately $50,000.

On October 14, 2005, the Company purchased 13 land drilling rigs from Thomas Drilling Co. This acquisition involved nine operating rigs, two rigs currently being refurbished, two inventoried rigs and rig equipment and parts for a purchase price of approximately $68,000. In connection with this acquisition, the Company leased the use of an additional rig refurbishment yard for a six-month term, with the right to extend the term for an additional three years, and obtained an option to purchase the yard for $175. The purchase price was partially funded through a $50,000 loan from Theta Investors LLC, an entity controlled by Wexford. This loan was repaid in full on November 3, 2005 with a portion of the proceeds from the Company’s follow-on common stock offering which closed on November 2, 2005. The Theta loan provided for maximum aggregate borrowings of up to $60.0 million bearing interest at a rate equal to LIBOR plus 400 basis points (7.98% at October 14, 2005, the date of the initial borrowing under this facility) until December 15, 2005, and thereafter at a rate equal to LIBOR plus 600 basis points.

On November 2, 2005, the Company closed a follow-on public offering of a total of 4,025,000 shares of common stock at a price of $23.00 per share. The offering included a total of 525,000 shares purchased pursuant to the underwriters’ overallotment option, which was exercised in full on October 31, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and unaudited consolidated financial statements and related notes thereto included in our Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-129285), filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2005 (the “Registration Statement”) and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Disclosure Regarding Forward-Looking Statements

Our disclosure and analysis in this Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section of our Registration Statement and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview

We provide contract land drilling services to oil and natural gas exploration and production companies. We currently own a fleet of 58 land drilling rigs, of which 31 are currently operating, five are in the process of being refurbished 22 are held in inventory. We expect to put three of the rigs currently being refurbished into service by the end of 2005 and the other two into service by the end of the first quarter of 2006. In addition we plan on refurbishing eight additional rigs from our current inventory during 2006, at estimated costs (including drill pipe) ranging from $4.1 million to $6.8 million per rig. Initially, we intend to focus our refurbishment program on our more powerful rigs, with 1,000 to 2,000 horsepower, which are capable of drilling to depths between 15,000 and 25,000 feet. We also own a fleet of 41 trucks used to transport our rigs.

We commenced operations in 2001 with the purchase of one stacked 650-horsepower rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried rigs, as well as ancillary equipment. Our most recent acquisitions were completed in October, 2005, when we purchased 12 land drilling rigs from Eagle Drilling, L.L.C. for approximately $50.0 million and 13 land drilling rigs from Thomas Drilling Co. for approximately $68.0 million. These transactions not only increased the size of our rig fleet, but also expanded our operations to the Barnett Shale trend in North Texas. See “—Recent Highlights” below for additional information regarding these acquisitions. In July 2005, we completed a transaction with Strata Drilling, L.L.C. and Strata Property, L.L.C. in which we acquired, among other assets, three land drilling rigs and a 16 acre storage and refurbishment yard for $20.0 million.

Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation eight of the 22 inventoried drilling rigs we acquired in August 2003. These rigs were refurbished on schedule and for a total cost that was within ten percent of the amount budgeted. Upon completion of refurbishment, the rigs either met or exceeded our operating expectations. In addition, we have recently opened a 41,000 square foot machine shop in Oklahoma City which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our existing rig yard in Oklahoma City, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays.

We currently operate in Oklahoma, the Barnett Shale trend in North Texas, the Williston Basin in North Dakota and the Piceance Basin in Colorado. A majority of the wells we have drilled for our customers have been drilled in search of natural gas reserves. Natural gas is often found in deep and complex geologic formations that generally require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 58 rigs includes 30 rigs ranging from 950 to 2,500 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment will be able to, reach the depths required to explore for deep natural gas reserves. Our higher horsepower rigs can also drill horizontal wells, which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, rig inventory and experienced crews position us to benefit from the strong natural gas drilling activity in our core operating area.

We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into them, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on market conditions, the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we are currently operating three of our rigs under agreements with two-year terms and three of our rigs under agreements with one-year terms, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

A significant performance measurement in our industry is operating rig utilization. We compute operating rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned the operating rig. Revenue days for each operating rig are days when the rig is earning revenues under a contract, i.e. when the rig begins moving to the drilling location until the rig is released from the contract. On daywork contracts, during the mobilization period we typically earn a fixed amount of revenue based on the mobilization rate stated in the contract. We begin earning our contracted daywork rate when we begin drilling the well. Occasionally, in periods of increased demand, we will receive a percentage of the contracted dayrate during the mobilization period.

For the nine months ended September 30, 2005 and 2004 and, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Utilization Rates	91%	90%	94%	81%
Revenue Days	1,284	786	3,251	1,929
Average number of operating rigs	15	10	13	9

The increases in the number of revenue days in the three-and nine-month periods ended September 30, 2005 as compared to the same periods in 2004 are attributable to the increases in the size of our operating rig fleet and improvements in our rig utilization rate due to improved market conditions. The decrease in utilization rates in the three months ended September 30, 2005 as compared to the nine-month period then ended was due to maintenance performed on two rigs during the third quarter. Based on our plans to refurbish and deploy our inventoried rigs and current market conditions, we anticipate continued growth in revenue days and stable utilization rates for the balance of 2005.

We devote substantial resources to maintaining, upgrading and expanding our rig fleet. Since July 2005, we have acquired 28 rigs, of which 16 are operating, three are being refurbished and nine are held in inventory. We have also completed the refurbishment of four rigs to date in 2005 and plan on completing the refurbishment of three additional inventoried rigs by the end of 2005. We plan on refurbishing ten inventoried rigs during 2006.

Market Conditions in Our Industry

The United States contract land drilling services industry is highly cyclical. Volatility in oil and natural gas prices can produce wide swings in the levels of overall drilling activity in the markets we serve and affect the demand for our drilling services and the dayrates we can charge for our rigs. The availability of financing sources, past trends in oil and natural gas prices and the outlook for future oil and natural gas prices strongly influence the number of wells oil and natural gas exploration and production companies decide to drill.

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	September 30, 2005	Years Ended December 31,
		2004	2003	2002
Crude oil (Bbl)	$66.24	$43.45	$32.52	$31.20
Natural gas (Mmbtu)	$13.92	$6.15	$6.19	$4.79
U.S. Land Rig Count	1,396	1,117	1,003	728

On September 30, 2005, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $66.24 per barrel and $13.92 per MMbtu, respectively. The Baker Hughes domestic land rig count as of September 30, 2005 was 1,396. Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.

We believe capital spent on incremental natural gas production will be driven by an increase in hydrocarbon demand as well as shortages in supply of natural gas. The Energy Information Administration recently estimated that U.S. consumption of natural gas exceeded domestic production by 17% in 2004 and forecasts that U.S. consumption of natural gas will exceed U.S. domestic production by 24% in 2010. In addition, a study published by the National Petroleum Council in September 2003 concluded from drilling and production data over the preceding ten years that average “initial production rates from new wells have been sustained through the use of advanced technology; however, production declines from these initial rates have increased significantly; and recoverable volumes from new wells drilled in mature producing basins have declined over time.” The report went on to state that “without the benefit of new drilling, indigenous supplies have reached a point at which U.S. production declines by 25% to 30% each year” and predicted that in ten years eighty percent of gas production “will be from wells yet to be drilled.” We believe all of these factors tend to support a higher natural gas price environment, which should create strong incentives for oil and natural gas exploration and production companies to increase drilling activity in the U.S. Consequently, these factors may result in higher rig dayrates and rig utilization.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting policies that are described in the notes to our consolidated financial statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determining our financial condition and operating results. Estimates are based upon information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The most critical accounting policies and estimates are described below.

Revenue and Cost Recognition—We earn our revenues by drilling oil and natural gas wells for our customers under daywork or footage contracts, which usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. Mobilization revenues and costs are deferred and recognized over the drilling days of the related drilling contract. Individual contracts are usually completed in less than 120 days. We follow the percentage-of- completion method of accounting for footage contract drilling arrangements. Under this method, drilling revenues and costs related to a well in progress are recognized proportionately over the time it takes to drill the well. Percentage of completion is determined based upon the amount of expenses incurred through the measurement date as compared to total estimated expenses to be incurred drilling the well. Mobilization costs are not included in costs incurred for percentage-of-completion calculations. Mobilization costs on footage contracts and daywork contracts are deferred and recognized over the days of actual drilling. Under the percentage-of- completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. When estimates of revenues and expenses indicate a loss on a contract, the total estimated loss is accrued.

Our management has determined that it is appropriate to use the percentage-of-completion method to recognize revenue on our footage contracts which is the predominant practice in the industry. Although our footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed upon depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and we believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed upon depth in breach of the applicable contract. However, ultimate recovery of that value, in the event we were unable to drill to the agreed upon depth in breach of the contract, would be subject to negotiations with the customer and the possibility of litigation.

We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2004, we experienced losses on two of the 11 footage contracts we completed, with aggregate losses of approximately $170,000. We are more likely to encounter losses on footage contracts in years in which revenue rates are lower for all types of contracts.

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had no footage contracts in progress at December 31, 2004 or September 30, 2005. At September 30, 2005, our contract drilling in progress totaled $2.1 million, all of which relates to the revenue recognized but not yet billed on daywork contracts in progress at September 30, 2005.

We accrue estimated contract costs on footage contracts for each day of work completed based on our estimate of the total costs to complete the contract divided by our estimate of the number of days to complete the contract. Contract costs include labor, materials, supplies, repairs and maintenance, operating overhead allocations and allocations of depreciation and amortization expense. In addition, the occurrence of uninsured or under-insured losses or operating cost overruns on our footage contracts could have a material adverse effect on our financial position and results of operations. Therefore, our actual results could differ significantly if our cost estimates are later revised from our original estimates for contracts in progress at the end of a reporting period which were not completed prior to the release of our financial statements.

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three years. Our allowance for doubtful accounts was $242,000 and $146,000 at September 30, 2005 and December 31, 2004, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

If a customer defaults on its payment obligation to us under a footage contract, we would need to rely on applicable law to enforce our lien rights, because our footage contracts do not expressly grant to us a security interest in the work we have completed under the contract and we have no ownership rights in the work-in-progress or completed drilling work, except any rights arising under the applicable lien statute on foreclosure. If we were unable to drill to the agreed on depth in breach of the contract, we might also need to rely on equitable remedies outside of the contract, including quantum meruit, available in applicable courts to recover the fair value of our work-in-progress under a footage contract.

Asset Impairment and Depreciation—We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at September 30, 2005, would have resulted in a corresponding decrease in our net income of approximately $905,000 for the quarter ended September 30, 2005.

Our determination of the estimated useful lives of our depreciable assets, directly affects our determination of depreciation expense and deferred taxes. A decrease in the useful life of our drilling equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling rigs, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from three to fifteen years after the rig was placed into service. We record the same depreciation expense whether an operating rig is idle or working. Depreciation is not recorded on an inventoried rig until placed in service. Our estimates of the useful lives of our drilling, transportation and other equipment are based on our experience in the drilling industry with similar equipment.

We capitalize interest cost as a component of drilling rigs refurbished for our own use. During the nine-months ended September 30, 2005 and year ended December 31, 2004, we capitalized approximately $1 million and $470,000 of interest incurred, respectively.

Deferred Taxes—We provide deferred taxes for net operating loss carryforwards and for the basis difference in our property and equipment between financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire the stock in an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs and refurbishments over fifteen years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. Therefore, in the first five years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After five years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Other Accounting Estimates—Our other accrued expenses as of September 30, 2005 and December 31, 2004 included accruals of approximately $48,000 and $94,000, respectively, for costs under our workers’ compensation insurance. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of September 30, 2005, we had a $1.5 million letter of credit for which we have a deposit account in the amount of $1.5 million collateralizing the letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.

Recent Highlights

The following are recent highlights which have impacted our results of operations for the three months ended September 30, 2005:

•	In July 2005, we acquired all of the membership interests of Strata Drilling, L.L.C. and Strata Property, L.L.C. Included in these acquisitions were two operating rigs, one rig that is currently being refurbished, related structures, equipment and components and a 16 acre yard in Oklahoma City, Oklahoma used for equipment storage and refurbishment of inventoried rigs.

•	On August 19, 2005, we closed our initial public offering of a total of 5,865,000 shares of common stock at a price of $17.00 per share. The offering included a total of 765,000 shares purchased pursuant to the underwriters’ overallotment option, which was exercised in full on August 18, 2005. In the offering, a total of 5,715,000 shares were sold by us and 150,000 shares were sold by our principal stockholder. We received net proceeds of approximately $89.0 million, after underwriting discounts and commissions and before offering expenses.

•	On August 22, 2005, we used $18.3 million of the net proceeds from the initial public offering to repay in full our loan from Theta Investors, LLC, f/ka Alpha Investors LLC and Solitair LLC, both entities controlled by Wexford Capital LLC, the sole manager of the Company’s principal stockholder.

•	On August 29, 2005, we used $22.3 million of the proceeds from our initial public offering to repay the entire outstanding principle balance, plus accrued, unpaid interest and fees, due under the Loan and Security Agreement, dated December 26, 2003, by and among the Company, Wrangler Equipment, L.L.C., Elk Hill Drilling, Inc., and General Electric Capital Corporation.

•	On September 19, 2005, we entered into a Term Loan and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as lender. The term loan provides for a term installment loan in an aggregate amount not to exceed $50.0 million and provides for a commitment by Merrill Lynch to advance funds from time to time until December 31, 2005. On September 19, 2005, we borrowed $43.0 million under the term loan. A portion of these borrowings, together with proceeds from our initial public offering, were used to fund the Eagle acquisition discussed below.

•	In September 2005, we acquired 18 trucks and related equipment through our acquisition of Hays Trucking, Inc. for a purchase price consisting of $3.0 million in cash, which included the repayment of $1.9 million of debt owed by Hays Trucking, and 65,368 shares of our common stock.

Subsequent to the end of our third quarter, we completed two acquisitions that further expanded our fleet of land drilling rigs.

•	The Eagle Acquisition. On October 3, 2005, we purchased 12 rigs from Eagle Drilling, L.L.C. and two of its affiliates. This acquisition involved five operating rigs, seven inventoried rigs and rig equipment and parts for a purchase price of approximately $50.0 million. We intend to refurbish two rigs from inventory by the end of 2006 for a total cost of approximately $11.9 million. These rigs will be refurbished in the yard included in the Thomas Drilling Co. acquisition. We estimate that our costs to refurbish the remaining five inventoried rigs will range from $900,000 to $6.0 million per rig.

•	The Thomas Acquisition. On October 14, 2005, we purchased 13 rigs from Thomas Drilling Co. The purchase price was partially funded through a $50,000 loan from Theta Investors, LLC, an affiliate of Wexford. In connection with this acquisition, we leased an additional rig refurbishment yard for a six month term, with the right to extend the term for an additional three years. We also obtained an option to purchase the yard at any time during the term for $175,000. In addition to the refurbishment of the two Eagle rigs discussed above, we intend to use the Thomas yard to complete the refurbishment of two Thomas rigs in 2006. We estimate our total cost to complete the refurbishment of these rigs will be approximately $4.6 million. We estimate that our costs to refurbish the remaining rigs will be approximately $1.7 million per rig.

Upon completion of the Eagle and Thomas acquisitions, our rig fleet increased to 58 rigs, 31 of which are operating rigs and 27 of which are either in the refurbishment process or held in inventory. Seven of the rigs included in the Eagle and Thomas acquisitions are operating in Texas, including six in the Barnett Shale trend in North Texas, with the balance of the operating rigs drilling in Oklahoma.

Subsequent to the end of the third quarter, we also completed a follow-on public offering of 4,025,000 shares of our common stock at a price of $23.00 per share. We received net proceeds of $87.5 million from this offering which closed on November 2, 2005.

Results of operations:

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Contract Drilling Revenue. For the three months ended September 30, 2005, we reported contract drilling revenues of $18.6 million, a 248% increase from revenues of $5.4 million for the same period in 2004. The increase is primarily due to an increase in dayrates, revenue days, utilization and average number of rigs working for the three months ended September 30, 2005 as compared to the same period in 2004. Average dayrates for our drilling services increased $6,373, or 79%, to $14,439 for the three months ended September 30, 2005 from $8,066 in the same period in 2004. Revenue days increased 63% to 1,284 days for the three months ended September 30, 2005 from 786 days during the same period in 2004. Our utilization increased to 91% from 90%, and our average number of operating rigs increased to 15 from 10, or 61%, for the three months ended September 30, 2005 as compared to the same period in 2004. The increase in the number of revenue days for the three months ended September 30, 2005 as compared to the same period in 2004 is attributable to the increase in the size of our operating rig fleet and improvements in our rig utilization rate due to improved market conditions. Based on our plans to refurbish and deploy our inventoried rigs and current market conditions, we anticipate continued growth in revenue days and stable utilization rates for the balance of 2005.

Contract Drilling Expense. Direct rig cost increased $6.6 million to $11.0 million for the three months ended September 30, 2005 from $4.4 million for the same period in 2004. This 152% increase is primarily due to the increase in revenue days, the increase in average number of operating rigs in our fleet and the increase in rig utilization for the three months ended September 30, 2005 as compared to the same period in 2004. As a percentage of contract drilling revenue, drilling expense decreased to 59% for the three-month period ended September 30, 2005 from 81% for the same period in 2004 for the reasons discussed above.

Depreciation Expense. Depreciation expense increased $1.0 million to $2.0 million for the three months ended September 30, 2005 from $1.0 million for the same period in 2004. The increase is primarily due to the 75% increase in fixed assets, including the deployment of two additional rigs from our inventory and the Strata and Hays acquisitions, as well as incremental increases in ancillary equipment as compared to the same period in 2004.

General and Administrative Expense. General and administrative expense increased approximately $5.2 million to $5.6 million for the three months ended September 30, 2005 from $395,000 for the same period in 2004. The increase is the result of an increase in professional fees of $140,000, an increase in bad debt expense of $96,000, an increase in stock compensation expense of $152,000, an increase in payroll costs of $4.5 million, and an increase in reimbursements of $121,000 under our administrative services agreement with Gulfport due to the increased level of services provided thereunder. The increase in payroll is primarily due to payments made by Bronco Drilling Holdings, L.L.C. to our former President and Chief Operating Officer, Steve Hale, following successful completion of our initial public offering. Although we did not make the payment, we are required to account for these payments as a capital contribution to us in the amount of $4.0 million and compensation expense of $4.0 million. The remaining increase in compensation expense is due to our increased employee count due both to organic growth and the Strata and Hays acquisitions as well as selected wage increases. As a result of our initial public offering, increasing number of operating drilling rigs and accelerated refurbishment program, we expect our general and administrative expenses, excluding the payment to our former President and Chief Operating Officer discussed above, to continue to increase.

Interest Expense. Interest expense increased $262,000 to $344,000 for the three months ended September 30, 2005 from $82,000 for the same period in 2004. The increase is due to an increase in average debt outstanding. We capitalized $491,000 of interest for the three months ended September 30, 2005 compared to $128,000 for the same period in 2004 as part of our rig refurbishment program.

Deferred Tax Expense (Benefit). We recorded a deferred tax expense of $3.9 million for the three months ended September 30, 2005. This compares to a deferred tax benefit of $79,000 for the three months ended September 30, 2004. This increase is due mainly to our conversion from an LLC to a taxable entity in August 2005 in connection with our initial public offering, which resulted in a liability and expense of approximately $4.4 million. This is offset by the net operating loss that Bronco would recognize in the third quarter related to our net loss due to several non-recurring items.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Contract Drilling Revenue. For the nine months ended September 30, 2005, we reported contract drilling revenues of approximately $38.9 million, a 195% increase from revenues of $13.2 million for the same period in 2004. The increase is primarily due to an increase in dayrates, revenue days, utilization and average number of rigs working for the nine months ended September 30, 2005 as compared to the same period in 2004. Average dayrates for our drilling services increased $4,421, or 57%, to $12,129 for the nine months ended September 30, 2005 from $7,708 in the same period in 2004. Revenue days increased 68% to 3,251 days for the nine months ended September 30, 2005 from 1,929 days during the same period in 2004. Our utilization increased to 94% from 81%, and our average number of operating rigs increased to 13 from 9, or 46%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in the number of revenue days for the nine months ended September 30, 2005 as compared to the same period in 2004 is attributable to the increase in the size of our operating rig fleet and improvements in our rig utilization rate due to improved market conditions. Based on our plan to refurbish and deploy our inventoried rigs and current market conditions, we anticipate continued growth in revenue days and stable utilization rates for the balance of 2005.

Contract Drilling Expense. Direct rig cost increased $13.5 million to $23.9 million for the nine months ended September 30, 2005 from $11.3 million for the same period in 2004. This 112% increase is primarily due to the increase in revenue days, the increase in average number of operating rigs in our fleet and the increase in rig utilization for the nine months ended September 30, 2005 as compared to the same period in 2004. As a percentage of contract drilling revenue, drilling expense decreased to 61% for the nine-month period ended September 30, 2005 from 85% for the same period in 2004 for the reasons discussed above.

Depreciation Expense. Depreciation expense increased $2.3 million to $4.9 million for the nine months ended September 30, 2005 from $2.6 million for the same period in 2004. The increase is primarily due to the 75% increase in fixed assets, including the deployment of six additional rigs from our inventory and the Strata and Hays acquisitions, as well as incremental increases in ancillary equipment as compared to the same period in 2004.

General and Administrative Expense. General and administrative expense increased $5.7 million, or 502%, to $6.8 million for the nine months ended September 30, 2005 from $1.1 million for the same period in 2004. This primarily resulted from a $4.5 million increase in payroll costs, a $199,000 increase in administrative reimbursement, an increase of bad debt expense of $96,000, an increase in stock compensation expense of $152,000, and lease expense and professional fee increases of $84,000 and $322,000, respectively. The increase in payroll costs to $5.1 million for the nine months ended September 30, 2005 from $627,000 for the same period in 2004 is primarily due to payments made by Bronco Drilling Holdings, L.L.C. to our former President and Chief Operating Officer, Steve Hale, following successful completion of our initial public offering. Although we did not make the payment, we are required to account for these payments as a capital contribution to us in the amount of $4.0 million and compensation expense of $4.0 million. The remaining increase in payroll costs is due to our increased employee count and related wage increases during 2005. The increase in administrative reimbursement to $264,000 for the nine months ended September 20, 2005 from $65,000 for the same period in 2004 is due to the new administrative services agreement entered into with Gulfport and the increased level of services provided thereunder. The increase in lease expense to $126,000 for the nine months ended September 30, 2005 from $43,000 for the same period in 2004 is due to the lease of additional yards that were part of the Elk Hill acquisition. The increase in professional fees to $421,000 for the nine months ended September 30, 2005 from $99,000 for the same period in 2004 is due to an increase in audit and legal expense. The remaining increase in compensation expense is due to our increased employee count due both to organic growth and the Strata and Hays acquisitions as well as selected wage increases.

Interest Expense. Interest expense increased $526,000 to $652,000 for the nine months ended September 30, 2005 from $126,000 for the same period in 2004. The increase is due to an increase in average debt outstanding. We capitalized $1.0 million of interest for the nine months ended September 30, 2005 compared to $350,000 for the same period in 2004 as part of our rig refurbishment program.

Deferred Tax Expense (Benefit). We recorded a deferred tax expense of $3.7 million for the nine months ended September 30, 2005. This compares to a deferred tax benefit of $164,000 for the nine months ended September 30, 2004. This increase is due mainly to Bronco’s conversion from an LLC to a taxable entity in August 2005 in connection with our initial public offering, which resulted in a liability and expense of approximately $4.4 million at the IPO. This is offset by the net operating loss that Bronco would recognize in the third quarter related to our Net Loss due to several non-recurring items.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2005 as compared to $575,000 for the same period in 2004. The change for the nine month period ended September 30, 2005 compared to the same period in 2004 was primarily attributable to a change in deferred income taxes of $3.9 million, a capital contribution from Wexford recorded as compensation expense of $4.0 million, and an increase in accrued expenses of $1.0 million. These were offset by an increase in our accounts receivable of approximately $6.6 million. The change in deferred taxes was the result of Bronco’s conversion from an LLC to a taxable entity in August 2005. The change in accrued expenses, accounts payable, and accounts receivable can be attributed to the increase in the number of rigs in service and in refurbishment, as well as an overall increase in business activity.

Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and for the refurbishment of our rigs. We used cash for investing activities of $46.2 million for the nine months ended September 30, 2005 compared to approximately $14.4 million for the same period in 2004. Of this $46.2 million, $14.1 million relates to acquisitions made in the third quarter of 2005 ($13.0 million for Strata Drilling, L.L.C., and Strata Property, L.L.C., and $1.1 million for Hays Trucking, LLC.), $27.2 million was used to refurbish drilling rigs and $1.5 million was placed in a restricted account as security for a letter of credit issued to our new workers’ compensation insurance carrier. For the nine months ended September 30, 2004, we used $13.6 million to refurbish our drilling rigs.

Financing Activities. Our cash flows provided by financing activities were $116.3 million for the nine months ended September 30, 2005 compared to $14.0 million for the comparable period in 2004. Our net cash provided by financing activities for the nine months ended September 30, 2005 related to net proceeds of approximately $89.0 million from our initial public offering, borrowings of $43.0 million under our credit agreement with Merrill Lynch, borrowings of $18.0 million from Solitair LLC and Alpha Investors LLC, entities controlled by Wexford, borrowings of $7.5 million from GECC, and borrowings of $1.2 million from International Bank of Commerce, partially offset by principal payments on borrowings of $23.8 million to GECC, $18.0 million to Solitair LLC and Alpha Investors LLC, and capital contributions of $1.5 million from entities controlled by Wexford. For the nine months ended September 30, 2004, our net cash provided by financing activities related to $12.0 million borrowed under our credit facility with GECC, borrowings of $500,000 from International Bank of Commerce, principal payments on borrowings of $1.2 million to GECC, and capital contributions of $2.7 million from entities controlled by Wexford.

Sources of Liquidity. Our primary sources of liquidity are cash from operations and debt and equity financing. On December 26, 2003, we entered into a credit facility with GECC which provided for term loan advances up to $12.0 million. At September 24, 2004 and April 22, 2005, we amended our credit facility with GECC to increase the maximum amount of the terms loans to $18.0 million and then to $25.5 million, respectively. Borrowings under this facility bore interest at a rate equal to LIBOR plus 5.0% and were secured by substantially all of our property and assets, including our drilling rigs and associated equipment, and ownership interests in our subsidiaries, but excluding cash and accounts receivable. Draws on the facility were required to be in $2.5 million increments each with a five-year term. Payments of principal and accrued but unpaid interest were due on the first day of each month. This credit facility, which was to mature on October 1, 2010, was repaid in full on August 29, 2005 with a portion of the proceeds from our initial public offering and the credit facility was terminated.

On July 1, 2004, we entered into a revolving line of credit with International Bank of Commerce with a borrowing base of the lesser of $2.0 million or 80% of current receivables. Borrowings under this line bear interest at a rate equal to the greater of 4.0% or JPMorgan Chase prime (effective rate of 6.75% at September 30, 2005). Accrued but unpaid interest is payable monthly, and we are current in our monthly interest payments. On January 1, 2005, we amended our line of credit with International Bank of Commerce to increase the borrowing base to the lesser of $3.0 million or 80% of current receivables. The line of credit matures on November 1, 2006. The line of credit includes customary financial and negative covenants for credit facilities of this type, including covenants requiring the maintenance of depository accounts, a specified current ratio, tangible net worth and tangible net worth of guarantor, insurance, and covenants limiting liens, the sale of assets, the incurrence of additional indebtedness, dividends and other fundamental changes. As of the date of this filing, we were in compliance with our covenants under the line of credit. At September 30, 2005, our outstanding borrowings under this line of credit were $3.0 million.

On February 15, 2005, we entered into a $5.0 million revolving credit facility with Solitair LLC, an entity controlled by Wexford. Borrowings under this facility bore interest at a rate equal to LIBOR plus 5.0%. Payment of principal and accrued but unpaid interest were due on the maturity date of the credit facility which was the later of (1) six months after the actual maturity date of our credit facility with GECC and (2) December 1, 2010. We repaid this facility in full on August 22, 2005 with a portion of the proceeds from our initial public offering and the facility was terminated.

In July 2005, we acquired all of the membership interests in Strata Drilling, L.L.C. and Strata Property, L.L.C. and a related rig yard for an aggregate of $20.0 million, of which $13.0 million was paid in cash and $7.0 million paid in the form of promissory notes issued to the sellers. We funded the cash portion of the purchase price with a $13.0 million loan from Alpha Investors LLC, an entity controlled by Wexford. The outstanding principal balance of the loan plus accrued but unpaid interest was due in full upon the earlier to occur of the completion of our initial public offering and the maturity of the loan on July 1, 2006. We repaid this loan in full on August 22, 2005 with a portion of the proceeds from our initial public offering. Borrowings under our loan with Alpha bore interest at a rate equal to LIBOR plus 5% until September 30, 2005, and thereafter were to bear interest at a rate equal to LIBOR plus 7.5%. The $7.0 million original aggregate principal balance of the promissory notes issued to the sellers is automatically reduced by the amount of any costs and expenses we pay in connection with the refurbishment of one of the rigs we acquired from the sellers. The sellers have agreed to complete the refurbishment of this rig on or before the end of 2005, subject to limited exceptions. Payment of the outstanding balance of the loan is due and payable upon completion of the refurbishment of this rig. We granted the sellers a security interest in this rig to secure our obligations under the notes. The outstanding principal balance on these notes do not bear any interest other than default interest in the event of a default. The amount due on these notes, net of costs and expenses paid by us, was $6.2 million at September 30, 2005.

Our equity holders contributed capital in the amounts of $1.5 million during the nine months ended September 30, 2005 and $2.7 million during the nine months ended September 30, 2004.

In August 2005, we closed our initial public offering of a total of 5,865,000 shares of common stock at a price of $17.00 per share. The offering included a total of 765,000 shares purchased pursuant to the underwriters’ overallotment option, which was exercised in full on August 18, 2005. In the offering a total of 5,715,000 shares were sold by us and 150,000 shares were sold by our controlling stockholder. We received net proceeds of approximately $89.0 million, after underwriting discounts and commissions and before offering expenses. We used a portion of these proceeds to repay in full our loans from Alpha and Solitair and all borrowings under our credit agreement with GECC.

Under the terms of an agreement between Bronco Drilling Holdings, L.L.C. and Steven C. Hale, our former President and Chief Operating Officer, following successful completion of our initial public offering Mr. Hale was entitled to receive the sum of $2.0 million and shares of our common stock having a market value of $2.0 million based on the initial public offering price. These payments were made by Bronco Drilling Holdings and not by us. We accounted for these payments as a capital contribution to us in the amount of $4.0 million and compensation expense in the amount of $4.0 million during the third quarter of 2005, the period in which such obligations were incurred.

On September 19, 2005, we entered into a Term Loan and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. The term loan provides for a term installment loan in an aggregate amount not to exceed $50.0 million and provides for a commitment by Merrill Lynch to advance funds from time to time until December 31, 2005. The outstanding balance under the term loan may not exceed 60% of the net orderly liquidation value of our operating land drilling rigs. Proceeds of the term loan may be used to replenish our working capital for general business purposes, finance improvements to and the refurbishment of our land drilling rigs, and to acquire additional land drilling rigs. On September 19, 2005, we borrowed $43.0 million under the term loan. A portion of these borrowings, together with proceeds from our initial public offering, were used to fund the Eagle acquisition.

The term loan bears interest on the outstanding principal balance at a variable per annum rate equal to LIBOR plus 271 basis points (6.57% at September 30, 2005). For the period from September 19, 2005 to January 1, 2006, interest only will be payable monthly on the outstanding principal balance. Commencing February 1, 2006, the outstanding principal and interest on the term loan will be payable in sixty consecutive monthly installments, each in an amount equal to one sixtieth of the outstanding principal balance on January 1, 2006 plus accrued interest on the outstanding principal balance. Any outstanding principal and accrued but unpaid interest will be immediately due and payable in full on January 1, 2011.

Our obligations under the term loan are secured by a first lien and security interest on substantially all of our assets and are guaranteed by each of our principal subsidiaries. The term loan includes usual and customary negative covenants for loan agreements of this type, including covenants limiting our ability to, among other things: consolidate or merge; form subsidiaries; substantially change the nature of our business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans and investments; enter into transactions with affiliates; and cancel, terminate, or amend any material contract. The term loan also requires us to meet certain financial covenants, including maintaining (1) a minimum “Fixed Charge Coverage Ratio” of 1 to 1 as of each consecutive calendar quarter-end from September 30, 2005 through June 30, 2006, 1.10 to 1 as of each consecutive financial quarter-end from July 1, 2006 through June 30, 2007, and 1.20 to 1 as of each consecutive financial quarter-end after June 30, 2007, and (2) a maximum “Total Debt to EBITDA Ratio” of 5 to 1 as of December 31, 2005, 4 to 1 as of March 31, 2005, and 3 to 1 as of June 30, 2006 and each consecutive calendar quarter ended thereafter. For the purposes of the calculation of our Total Debt to EBITDA Ratio, “Total Debt” will be based upon total indebtedness minus any subordinated debt. The term loan also includes customary events of default, including, among other things, breach of representations and warranties, dissolution, bankruptcy, and certain changes of control.

On October 14, 2005, we entered into a loan agreement with Theta Capital, LLC, an entity controlled by Wexford, for purposes of funding a portion of the purchase price for the Thomas acquisition. The Theta loan provides maximum aggregate borrowings of up to $60.0 million, which borrowings bear interest at a rate equal to LIBOR plus 400 basis points until December 15, 2005, and thereafter at a rate equal to LIBOR plus 600 basis points. Payment of principal and accrued but unpaid interest is due on October 15, 2006. Our obligations under the Theta loan are guaranteed by each of our principal subsidiaries. We borrowed $50.0 million under this loan on October 14, 2005. We repaid this facility in full on November 3, 2005, with a portion of the proceeds from our common stock offering which closed November 2, 2005.

Subsequent to the end of the third quarter, we also completed a follow-on public offering of 4,025,000 shares of our common stock at a price of $23.00 per share. We received net proceeds of $87.5 million from this offering which closed on November 2, 2005.

Capital Expenditures.

In March 2004, we completed the refurbishment of a 1,500-horsepower electric drilling rig, which we designated as Rig No. 12. We incurred approximately $2.3 million in refurbishment costs for this rig which we financed with borrowings under our GECC credit facility. We mobilized Rig No. 12 to Grayson County, Texas in March 2004.

In May 2004, we completed the refurbishment of a 1,000-horsepower electric drilling rig, which we designated as Rig No. 11. We incurred approximately $2.7 million in refurbishment costs for this rig. We mobilized Rig No. 11 to Southern Oklahoma in May 2004. In August 2004, we completed the refurbishment of a 1,000-horsepower electric drilling rig, which we designated as Rig No. 10. We incurred approximately $3.2 million in refurbishment costs for this rig. We mobilized Rig No. 10 to Western Oklahoma in August 2004. In December 2004, we completed the refurbishment of a 2,000-horsepower electric drilling rig, which we designated as Rig No. 18. We incurred approximately $4.8 million in refurbishment costs for this rig. We mobilized Rig No. 18 to Eastern Oklahoma in December 2004. Our refurbishment costs for these rigs were financed with borrowings under our GECC credit facility.

In March 2005, we completed the refurbishment of a 1,200-horsepower electric drilling rig, which we designated as Rig No. 14. We incurred approximately $4.8 million in refurbishment costs for this rig which we financed with borrowings under our GECC credit facility. We mobilized Rig No. 14 to Southern Oklahoma in March 2005.

In July 2005, we completed the refurbishment of a 2,500-horsepower electric drilling rig, which we designated as Rig No. 19. We incurred approximately $6.6 million in refurbishment costs for this rig which we financed with borrowings under our GECC credit facility. We mobilized Rig No. 19 to Southern Oklahoma in July 2005.

In July 2005 we acquired three drilling rigs of 650, 800 and 1,000 horsepower, and related inventory, equipment and components, through our acquisitions of Strata Drilling, L.L.C. and Strata Property, L.L.C., together with a related rig yard, for an aggregate of $20.0 million. The acquisitions were funded with borrowings of $13.0 million from Alpha Investors LLC, an entity controlled by Wexford, and our delivery of promissory notes for an aggregate of $7.0 million.

In August 2005, we completed the refurbishment of a 950-horsepower mechanical drilling rig, which we designated as Rig No. 4. We incurred approximately $4.5 million in refurbishment costs for this rig which we financed with borrowings under our GECC credit facility. We mobilized Rig No. 4 to the Piceance Basin in Colorado in September 2005.

In September 2005, we acquired all the outstanding common stock of Hays Trucking, Inc. for $3.0 million in cash and 65,368 shares of our common stock. In this acquisition, we acquired 18 trucks used to mobilize our rigs to contracted drilling locations.

On October 3, 2005, we purchased 12 rigs from Eagle Drilling, L.L.C. and two of its affiliates. The acquisition involved five operating rigs, seven inventoried rigs and equipment and parts for a purchase price of approximately $50.0 million. We funded this acquisition with borrowings under our Merrill Lynch term loan and a portion of the proceeds from our initial public offering.

On October 14, 2005, we purchased 13 rigs from Thomas Drilling Co. The acquisition involved nine operating rigs, two rigs currently under construction, two inventoried rigs, and excess rig equipment and parts for a purchase price of $68.0 million. We funded $50.0 million of the purchase price with borrowings under our Theta loan and the remainder with a portion of the proceeds from our initial public offering.

In October 2005, we completed the refurbishment of a 1,000-horsepower electric drilling rig, which we designated as Rig No. 8. We incurred approximately $ million in refurbishment costs for this rig which we financed with proceeds from our initial public offering. We mobilized Rig No. 8 to the Williston Basin in North Dakota in November 2005.

We intend to refurbish rigs in our inventory at estimated costs (including drill pipe) ranging from $900,000 to $6.8 million per rig. We plan on completing the refurbishment of three additional inventoried rigs by the end of 2005 and ten inventoried rigs during 2006. Initially, we intend to focus our refurbishment program on our more powerful rigs with 1,000 to 2,000 horsepower, which are capable of drilling to depths between 15,000 and 25,000 feet. The amounts and timing of our actual expenditures will depend upon market and other factors including our estimation of existing and anticipated demand and dayrates, our success in bidding for domestic contracts, including term contracts, and the timing of the refurbishments. The actual cost of refurbishing these rigs will also depend upon various factors including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals, shortages of materials or skilled labor and the specific customer requirements and to the extent that we choose to upgrade these rigs to meet such requirements.

We believe that cash flow from our operations, borrowings under credit facilities we have in place from time to time and proceeds from our follow-on common stock offering will be sufficient to fund our operations for at least the next twelve months. However, additional capital will likely be required for future rig acquisitions and refurbishments. While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us.

Contractual and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at September 30, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Short and long-term Debt	$52,353	$15,086	$25,800	$11,467	$—
Operating Lease Obligations	2,415	337	1,044	425	609

Total	$54,768	$15,423	$26,844	$11,892	$609

Recent Accounting Pronouncements

SFAS No. 123(R)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), Share Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for annual periods beginning after June 15, 2005. Prior to our initial public offering in August 2005, we did not have any stock option plans and, therefore the adoption of SFAS No. 123(R) had no impact on our financial position or results of operations. However, in connection with our initial public offering in August 2005, we implemented our 2005 Stock Incentive Plan and granted stock options to certain of our employees and certain non-employee directors. We will recognize the fair value of these and other options which may be granted as an expense over the periods during which the option holders provide services to earn the options.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. On September 19, 2005, we entered into a Term Loan and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., which provides for interest on borrowings at a floating rate equal to LIBOR plus 271 basis points (6.40% at September 30, 2005). Borrowings under our International Bank of Commerce credit facility bear interest at a rate equal to the greater of 4.0% or JPMorgan Chase prime (6.75% at September 30, 2005). An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $325,000 annually, based on the $52.2 million outstanding in the aggregate under our credit facilities as of September 30, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are plaintiffs in a lawsuit involving Atoka Operating, Inc., the defendant, originally filed by us on September 7, 2004 in the 15th Judicial District Court, Grayson County, Texas. This is a breach of contract suit or, alternatively, a suit on a sworn account wherein we sued the defendant for $942,000 as a result of the defendant’s refusal to make payment pursuant to the terms of a drilling contract. The defendant filed a counterclaim on October 11, 2004 for damages in excess of $2.8 million, alleging breach of contract, negligence, gross negligence and breach of warranties. Discovery is ongoing and no trial date has yet been set by the Court. We are vigorously prosecuting our claims and defending against the counterclaims in this matter and will continue to file appropriate responses, motions and documents as necessary. It is not possible to predict the outcome of this matter.

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, with the exception of the matter discussed in the prior paragraph, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Immediately prior to the commencement of our initial public offering, we became a Delaware corporation in a transaction in which Bronco Drilling Company, L.L.C., our predecessor company, was merged with its wholly owned subsidiary Bronco Drilling Company, Inc., a newly-formed Delaware corporation. In connection with its formation, Bronco Drilling Company, Inc. issued 13,360,000 shares of its common stock to Bronco Drilling Company, L.L.C.

Effective September 1, 2005, we issued 65,368 shares of common stock to the shareholders of Hays Trucking, Inc. in connection with our acquisition of Hays Trucking, Inc.

The shares of Bronco Drilling Company, Inc. issued in connection with the foregoing transactions were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act. No underwriters were involved in the above transactions.

(b) On August 19, 2005, we closed our initial public offering (the “IPO”) of a total of 5,865,000 shares of our common stock, par value $0.01 per share, at a price of $17.00 per share. The shares were registered pursuant to the Registration Statement on Form S-1, File No. 333-125405, filed with the SEC on June 1, 2005, as amended by Amendment No. 1 to the Registration Statement, filed with the SEC on July 14, 2005, Amendment No. 2 to the Registration Statement, filed with the SEC on August 2, 2005, and the related Registration Statement on Form S-1 MEF, File No. 333-127575, filed with the SEC on August 16, 2005 (the “Registration Statement”). The Registration Statement was declared effective at 5:00 p.m., Washington D.C. Time, on August 15, 2005. The offering included a total of 765,000 shares purchased pursuant to the underwriters’ overallotment option, which was exercised in full on August 18, 2005. In the offering a total of 5,715,000 shares were sold by us and 150,000 shares were sold by our controlling stockholder, Bronco Drilling Holdings, L.L.C. We received net proceeds of approximately $89.0 million, after underwriting discounts and commissions and before offering expenses. Our selling stockholder received net proceeds, after underwriting discounts and commissions, of approximately $2.3 million. Our total expenses associated with the offering, excluding underwriting expenses and commissions, were approximately $1.4 million. The selling stockholder did not bear any portion of those expenses. Johnson Rice & Company, L.L.C. and Jeffries & Company, Inc. served as managing underwriters of the offering.

On August 22, 2005, we used approximately $13.2 million of the net proceeds from the IPO to repay in full our loan from Theta Investors, LLC, f/ka Alpha Investors LLC (the “Loan”), an entity controlled by Wexford Capital LLC, the sole manager of our controlling stockholder. The terms of the Loan required that the outstanding principal balance of the Loan plus any accrued but unpaid interest be paid in full upon the completion of the IPO. Borrowings under the Loan bore interest at a rate equal to the London Interbank Offered Rate, or LIBOR plus 5% (effective rate of 8.11% when the Loan was made on June 30, 2005) and were incurred on June 30, 2005, in connection with our purchase of all the membership interests of Strata Drilling, L.L.C. and Strata Property, L.L.C. and a related rig yard.

On August 22, 2005, we used approximately $5.2 million of the net proceeds from the IPO to repay in full our revolving credit facility with Solitair LLC, an entity controlled by Wexford. Borrowings under this facility bore interest at a rate equal to LIBOR plus 5.0%. Payment of principal and accrued but unpaid interest were due on the maturity date of the credit facility which was the later of (1) six months after the actual maturity date of our credit facility with GECC and (2) December 1, 2010.

On August 29, 2005, we used approximately $22.2 million of the proceeds from the IPO to repay the entire outstanding principle balance, plus accrued, unpaid interest and fees, due under our GECC credit facility. The payoff amount also included a prepayment fee of $643,500 incurred in connection with the termination of the Facility. Borrowings under the Facility bore interest at a rate equal to LIBOR, plus 5.0%.

On October 3, 2005, we purchased 12 rigs from Eagle Drilling, L.L.C. and two of its affiliates. We funded this acquisition with borrowings under our Merrill Lynch term loan and the remaining proceeds from our initial public offering.

On October 14, 2005, we purchased 13 rigs from Thomas Drilling Co. We funded this acquisition with a loan from Theta Investors, LLC, an affiliate of Wexford.

The foregoing payments were direct payments made to third parties who were not our directors or officers (or their associates), persons owning ten percent or more of our equity securities or any other affiliate, except that the proceeds used for working capital included regular compensation for officers and directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted during the third quarter of the calendar year covered by this Form 10-Q to a vote of our shareholders, through the solicitation of proxies or otherwise:

1.	On July 20, 2005, Bronco Drilling Company, L.L.C., our then sole stockholder, acted by written consent in lieu of a special meeting to approve and adopt our 2005 Stock Incentive Plan, all in accordance with Sections 228 and 242 of the General Corporate Law of the State of Delaware.

2.	On August 11, 2005, Bronco Drilling Company, L.L.C., our then sole stockholder, acted by written consent in lieu of a special meeting to approve and adopt our merger with and into Bronco Drilling Company, L.L.C., all in accordance with Sections 228 and 242 of the General Corporate Law of the State of Delaware.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

Item No.	Description
2.1	Merger Agreement, dated as of August 11, 2005, by and among Bronco Drilling Holdings, L.L.C, Bronco Drilling Company, L.L.C. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 11, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on July 14, 2005).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on August 2, 2005).

10.1	Term Loan and Security Agreement, dated as of September 19, 2005, by and between Merrill Lynch Capital, as lender, and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, File No. 333-125405, filed by the Company with the SEC on September 23, 2005).

10.2	Business Loan Agreement, dated as of January 1, 2005, by and between International Bank of Commerce, as lender, and Bronco Drilling Company, L.L.C. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on July 14, 2005).

10.3+	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on August 2, 2005).

10.4+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on August 2, 2005).

10.5+	Employment Agreement between the Company and Steven C. Hale (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on August 2, 2005).

10.6+	Employment Agreement between the Company and Karl W. Benzer (incorporated by reference to Exhibit 10.6 to the Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-128863, filed by the Company with the SEC on October 20, 2005).

10.7	Administrative Services Agreement, effective as of April 1, 2005, by and between the Company and Gulfport Energy Corporation (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on August 2, 2005).

10.8	Registration Rights Agreement, dated as of August 11, 2005, by and between the Company and Bronco Drilling Holdings, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on August 2, 2005).

10.10	Membership Interest Purchase Agreement, effective June 30, 2005, by and among CBK Limited Partnership, Jerold Wilson, LP and Bronco Drilling Company, L.L.C. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on September 26, 2005).

10.11	Membership Interest Purchase Agreement, effective June 30, 2005, by and among Glen McAlister and Bronco Drilling Company, L.L.C. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on September 26, 2005).

10.12	Asset Purchase Agreement, effective as of September 1, 2005, by and between the Company and Eagle Drilling, L.L.C., Thornton Drilling Equipment LLC, and Riverside Oilfield Equipment LLC. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

10.13	Asset Purchase Agreement, effective as of August 1, 2005, by and between the Company and Thomas Drilling Co. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

10.14	Promissory Note, issued by the Company in favor of Theta Investors, LLC, dated October 14, 2005.

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

+	Management contract, compensatory plan or arrangement.
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2005	BRONCO DRILLING COMPANY, INC.

	By:	/s/ Zachary M. Graves
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: November 9, 2005	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)