Form 10-Q
period 2006-03-31
Bronco Drilling Company, Inc.
filed 2006-05-12
CIK 1328650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of the close of business on May 12, 2006, was 24,937,939.

BRONCO DRILLING COMPANY, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Bronco Drilling Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share par value)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,649	$17,039
Receivables
Trade, net of allowance for doubtful accounts of $330 in 2006 and 2005	40,384	35,078
Contract drilling in progress	1,732	1,226
Current deferred income taxes	125	125
Prepaid expenses	1,042	485

Total current assets	48,932	53,953

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	307,882	252,709
Transportation, office and other equipment	19,640	14,149

	327,522	266,858
Less accumulated depreciation	21,588	15,965

	305,934	250,893

OTHER ASSETS
Goodwill	21,531	20,774
Restricted cash	1,383	2,184
Intangibles, net, and other	3,875	2,716

	26,789	25,674

	$381,655	$330,520

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$22,617	$10,847
Accrued liabilities
Payroll related	4,539	2,737
Deferred revenue and other	3,611	3,062
Income tax payable	3,502	1,372
Note payable	—	7,503
Current maturities of long-term debt	225	8,012

Total current liabilities	34,494	33,533

LONG-TERM DEBT, less current maturities	33,097	36,310

DEFERRED INCOME TAXES	24,663	21,341

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000 shares authorized; 24,938 and 23,165 shares issued and outstanding at March 31, 2006 and December 31, 2005	250	232
Additional paid-in capital	277,257	238,557
Retained Earnings	11,894	547

Total shareholders’ equity	289,401	239,336

	$381,655	$330,520

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	Unaudited
REVENUES
Contract drilling revenues	$56,387	$8,617

EXPENSES
Contract drilling	27,995	5,867
Depreciation and amortization	5,937	1,361
General and administrative	3,203	619

	37,135	7,847

Income from operations	19,252	770

OTHER INCOME (EXPENSE)
Interest expense	(85)	(58)
Loss from early extinguishment of debt	(1,000)	—
Interest income	46	4
Other	49	—

	(990)	(54)

Income before income taxes	18,262	716
Income tax expense (benefit)	6,915	(115)

NET INCOME	$11,347	$831

Income per common share-Basic	$0.48

Income per common share-Diluted	$0.48

Weighted average number of shares outstanding-Basic	23,508

Weighted average number of shares outstanding-Diluted	23,672

PRO FORMA INFORMATION (unaudited):

Historical income from operations before income taxes		$716
Pro forma provision for income taxes		270

Pro forma income from operations		$446

Pro forma income per common share-Basic and Diluted		$0.03

Weighted average number of shares outstanding-Basic and Diluted		13,360

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

For the three-months ended March 31, 2006

	Common Shares	Common Amount	Additional Paid In Capital	Retained Earnings	Total Shareholders’ Equity
Balance as of January 1, 2006	23,165	$232	$238,557	$547	$239,336
Stock issued in acquisition	73	1	1,815	—	1,816
Issuance of common stock in follow-on offering; net of related expenses of $434	1,700	17	36,355	—	36,372
Net income	—	—	—	11,347	11,347
Stock compensation	—	—	530	—	530

Balance as of March 31, 2006	$24,938	$250	$277,257	$11,894	$289,401

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$11,347	$831
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,047	1,373
Write off of debt issue costs	267	—
Stock compensation	530	—
Change in deferred income taxes	3,323	(115)
Changes in current assets and liabilities:
Receivables	(5,306)	(872)
Contract drilling in progress	(505)	—
Prepaid expenses	(558)	(434)
Other assets	250	(125)
Accounts payable	(5,032)	1,711
Accrued expenses	2,351	614
Income taxes payable	2,130	—

Net cash provided by operating activities	14,844	2,983

Cash flows from investing activities:
Decrease in restricted cash	801	(1,515)
Business acquisitions	(16,405)	—
Purchase of property and equipment	(25,844)	(6,148)

Net cash used in investing activities	(41,448)	(7,663)

Cash flows from financing activities:
Proceeds from borrowings ($3,000 from affiliate in 2005)	15,000	3,700
Payments of debt	(34,562)	(900)
Debt issue costs	(1,596)	(25)
Capital contributions	—	1,515
Proceeds from sale of common stock, net of offering costs of $434	36,372	—

Net cash provided by financing activities	15,214	4,290

Net decrease in cash and cash equivalents	(11,390)	(390)

Beginning cash and cash equivalents	17,039	1,139

Ending cash and cash equivalents	$5,649	$749

Supplemental Disclosure:
Common stock issued for acquisition	$1,815	$—
Interest paid	27	45
Income taxes paid	1,463	—

The accompanying notes are an integral part of these statements.

Bronco Drilling Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has prepared the accompanying unaudited consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Regulation S-X. In preparing the financial statements, the Company made various estimates and assumptions that affect the amounts of assets and liabilities the Company reports as of the dates of the balance sheets and amounts the Company reports for the periods shown in the consolidated statements of operations, shareholders’ equity and cash flow. The Company’s actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the Company’s recognition of revenues and accrued expenses, estimate of the allowance for doubtful accounts, estimate of asset impairments, estimate of deferred taxes and determination of depreciation and amortization expense.

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2006, the related results of operations and cash flows of the Company for the three months ended March 31, 2006 and 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily an indication of the results expected for the full year.

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

Property Equipment

Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $51,004 and $47,655 as of March 31, 2006 and December 31, 2005, respectively.

The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the three months ended March 31, 2006 and 2005, the Company capitalized $1,129 and $283, respectively, of interest costs incurred during the construction periods of certain drilling rigs.

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

Net Income Per Common Share

The Company computes and presents net income per common share in accordance with SFAS No. 128, “Earnings per Share.” This standard requires dual presentation of basic and diluted net income per share on the face of the Company’s statement of operations. Basic net income per common share is computed by dividing income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

Pro Forma Income Per Share (unaudited)

Pro forma income per basic and diluted common share is computed based on weighted average pro forma number of basic and diluted shares assumed to be outstanding during the periods. Pro forma basic and diluted income per share is presented for the predecessor’s three months ended March 31, 2005 on the basis of 13,360 shares issued to our founder in the merger immediately prior to our initial public offering in August 2005.

Stock-based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment” upon granting its first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award. Compensation expense was $530 for the three months ended March 31, 2006.

2. Acquisitions

In July 2005, the Company acquired all the membership interests in Strata Drilling, L.L.C. and Strata Property, L.L.C. (collectively “Strata”) and a related rig yard. Included in these acquisitions were two operating rigs, one rig that was being refurbished, related structures, equipment and components and a 16 acre yard in Oklahoma City, Oklahoma used for equipment storage and refurbishment of inventoried rigs. The aggregate purchase price was $20,000, of which $13,000 was paid in cash and $7,000 was paid in the form of promissory notes issued to the sellers. The Company funded the cash portion of the purchase price with a $13,000 loan from Theta Investors, LLC, formerly Alpha Investors LLC, an entity controlled by Wexford Capital, LLC (“Wexford”), the Company’s equity sponsor. The outstanding principal balance of the Alpha loan was paid in full on August 22, 2005 with proceeds from our initial public offering. This purchase was accounted for as an acquisition of a business, and the results of operations of the acquired business have been included in our statement of operations since the date of acquisition. We allocated the purchase price to property and equipment and related assets based on their relative fair values at the date of acquisition.

The $7,000 original aggregate outstanding principal balance of the promissory notes issued to the sellers was automatically reduced by the amount of any costs and expenses the Company paid in connection with the refurbishment of one of the rigs it acquired from the sellers. The Company granted the sellers a security interest in this rig to secure its obligations under the notes. The outstanding principal balance on these notes did not bear any interest other than default interest in the event of a default. In January 2006, the rig was completed to the satisfaction of the Company and title passed at such point. Upon acceptance of the rig the outstanding balance of the note was paid in full (see Note 3).

In September 2005, the Company acquired all the outstanding common stock of Hays Trucking, Inc. for $3,000 in cash, which includes the repayment of $1,900 of debt owed by Hays Trucking, and the issuance of 65 shares of common stock with a fair value of $1,274 based on the closing stock price at the date of acquisition. In this acquisition, the Company acquired 18 trucks used to mobilize rigs to contracted drilling locations as well as other ancillary equipment. Approximately $286 of the purchase price was allocated to customer lists and is included in intangibles on the balance sheets at March 31, 2006 and December 31, 2005. Customer lists are being amortized over an expected life of four years.

In October 2005, the Company purchased 12 land drilling rigs from Eagle Drilling, L.L.C., and two of its affiliates (“Eagle”). This acquisition involved five operating rigs, seven inventoried rigs and rig equipment and parts for a purchase price of approximately $50,517. In connection with this acquisition, the Company leased the use of an additional rig refurbishment yard for a two-year term. The purchase price of $50,517, which includes approximately $517 of related transaction costs, was funded with a $7,517 from cash on hand and a $43,000 loan from Merrill Lynch Business Financial Services, Inc., as lender (see Note 4). The purchase price has been allocated to property and equipment totaling $33,838, goodwill of $16,026 and customer lists and relationships of $653. Goodwill increased by $306 during the three months ended March 31, 2006 due to purchase price adjustments. Customer lists are being amortized over an expected life of four years. The entire amount allocated to goodwill is considered deductible for tax purposes.

In October 2005, the Company purchased 13 land drilling rigs from Thomas Drilling Company. (“Thomas”). This acquisition involved nine operating rigs, two rigs being refurbished, two inventoried rigs and rig equipment and parts for a purchase price of approximately $70,622, which includes approximately $2,622 of related transaction costs. In connection with this acquisition, the Company leased the use of an additional rig refurbishment yard for a six-month term, with the right to extend the term for an additional three years, and obtained an option to purchase the yard for $175. The purchase price was partially funded through a $50,000 loan from Theta Investors LLC, an entity controlled by Wexford. This loan was repaid in full on November 3, 2005 with a portion of the proceeds from the Company’s follow-on common stock offering which closed on November 2, 2005. The purchase price has been allocated to property and equipment totaling $64,708, goodwill of $4,748 and customer lists of $1,166. Goodwill increased by $72 during the three months ended March 31, 2006 due to purchase price adjustments. Customer lists are being amortized over an expected life of four years. The entire amount allocated to goodwill is considered deductible for tax purposes.

On January 18, 2006, the Company completed the acquisition of six land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A Drilling, L.L.C. (“Big A”). The results of Big A’s operations have been included in the consolidated financial statements since that date. The purchase price for the assets consisted of $16,300 in cash and 73 shares of our common stock with a fair market value of $1,816. At closing, the Company also entered into a lease agreement with an affiliate of Big A under which it leased a rig refurbishment yard located in Woodward, Oklahoma. The lease has an initial term of six months, and the Company has the option to extend the initial term for a period of three years following the expiration of the initial term. The Company has the option to purchase the leased premises at any time during the term of the lease for $200. The purchase price has been allocated to property and equipment totaling $17,077, goodwill of $380 and customer lists of $387. Customer lists are being amortized over an expected life of four years. The entire amount allocated to goodwill is considered deductible for tax purposes.

The following table summarizes the allocation of purchase price to the Company’s acquisition of Big A:

Assets acquired:
Drilling equipment	$16,724
Vehicles	353
Customer lists	387
Goodwill	380

$17,844

The following pro forma information gives effect to the Big A acquisition as though it was effective at the beginning of each year presented. It also gives effect to the Strata, Eagle and Thomas acquisitions as though they were effective at the beginning of 2005. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects the Company’s historical data and historical data from the acquired business for the periods indicated. The pro forma data may not be indicative of the results the Company would have achieved had it completed the acquisition at the beginning of each period presented, or that it may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements. Pro forma income per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the period. Pro forma per share information is presented for the three months ended March 31, 2006 on the basis of 23,508 and 23,672 weighted average shares issued basic and diluted. Pro forma per share information is presented for the three months ended March 31, 2005 on the basis of 13,360 shares issued to our founder and 73 shares issued in the Big A aquisition. Dilutive pro forma effect is given to shares which are issuable upon the exercise of outstanding options under an employee stock option plan.

	Proforma
	Three Months Ended March 31,
	2006	2005
Total revenues	$57,212	$24,495

Net income (loss)	$10,582	$81

Net income (loss) per common share:
Basic	$0.45	$0.01

Diluted	$0.45	$0.01

3. Notes Payable

Notes payable at December 31, 2005 consisted of advances under a $3,000 revolving line of credit with a bank (“Bank Note Payable”) and $7,000 original aggregate principal amount of notes payable to the sellers in the Strata acquisition (“Strata Note”). The Bank Note Payable bears interest based on JPMorgan Chase prime. Interest on the Bank Note Payable is due monthly with outstanding principal due November 1, 2006 and is collateralized by the Company’s accounts receivable. The Bank Note Payable was paid in full in January 2006 (See Note 4).

The $7,000 original aggregate principal balance of the Strata Note issued to the sellers was automatically reduced by the amount of any costs and expenses the Company paid in connection with the refurbishment of one of the rigs it acquired from the sellers. Payment of the outstanding balance of the Strata Note was due and payable upon satisfactory completion of the refurbishment of this rig. The Company granted the sellers a security interest in this rig to secure its obligations under the notes. The outstanding aggregate principal balance on the Strata Note did not bear any interest other than default interest in the event of a default. The amount due on the Strata Note, net of costs and expenses of $2,497 paid by the Company, was $4,503 at December 31, 2005. The Strata Note was paid in full in January 2006 (See Note 2).

4. Long-term Debt

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
Note payable to Merrill Lynch Capital, collateralized by the Company’s assets, payable in sixty monthly installments equal to one sixtieth of the outstanding principal on January 1, 2006 plus interest at a floating rate equal to LIBOR plus 2.71%. Paid off on January 13, 2006 (1)	$—	$43,000
Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly installments of $32 which includes principal plus interest ranging from 6.74% - 6.86%, with various due dates (2)	2,322	1,322
Revolving credit facility with Fortis Capital, collateralized by the Company’s assets, and matures on January 13, 2009. Loans under the revolving credit facility bear interest at variable rates as defined in the credit agreement. (3)	31,000	—

	33,322	44,322
Less current installments	225	8,012

	$33,097	$36,310

Long-term debt maturing each year subsequent to March 31, 2006 is as follows:

2007	$225
2008	252
2009	31,269
2010	288
2011	309
2011 and thereafter	979

$33,322

(1)	On September 19, 2005, the Company entered into a Term Loan and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as lender (“Merrill Lynch” or the “lender”). The term loan provided for a term installment loan in an aggregate amount not to exceed $50,000 and provided for a commitment by Merrill Lynch to advance funds from time to time until December 31, 2005. The outstanding balance under the term loan could not exceed 60% of the net orderly liquidation value of the Company’s operating land drilling rigs. Proceeds of the term loan were to be used to replenish working capital for general business purposes, finance improvements to and the refurbishment of land drilling rigs, and to acquire additional land drilling rigs.

The term loan bore interest on the outstanding principal balance at a variable per annum rate equal to LIBOR plus 271 basis points. For the period from September 19, 2005 to January 1, 2006, interest only was payable monthly on the outstanding principal balance. Commencing February 1, 2006, the outstanding principal and interest on the term loan was to be payable in sixty consecutive monthly installments, each in an amount equal to one sixtieth of the outstanding principal balance on January 1, 2006 plus accrued interest on the outstanding principal balance. Any outstanding principal and accrued but unpaid interest would have become immediately due and payable in full on January 1, 2011. The Company’s obligations under the term loan were collateralized by a first lien and security interest on substantially all of the Company’s assets and were guaranteed by each of the Company’s principal subsidiaries. The term loan includes usual and customary restrictive negative covenants and requires the Company to meet certain financial covenants, including maintaining (1) a minimum “Fixed Charge Coverage Ratio” and (2) a maximum “Total Debt to EBITDA Ratio” as defined in the agreement. The Company was in compliance with all covenants at December 31, 2005. In January 2006, all borrowings were repaid in full and the term loan and security agreements were terminated at such time.

(2)	On December 7, 2005 and January 4, 2006, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The term loans provide for term installment loans in an aggregate amount not to exceed $2,381. The proceeds of the term loans were used to purchase two cranes.

(3)	On January 13, 2006, the Company entered into a $150,000 revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which included The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the agreement. Our outstanding borrowings under this revolving credit facility of $31,000 as of March 31, 2006 were used to fund a portion of the Big A acquisition, and to repay in full borrowings under our term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

5. Workers’ Compensation

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $250 deductible per covered accident. Due to the high deductible, the policy requires the Company to maintain a letter of credit with a bank. At March 31, 2006 and December 31, 2005, the Company had deposits of $1,383 and $2,184, respectively, with a bank collateralizing the letter of credits. The deposits are reflected in restricted cash.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $50 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at March 31, 2006 and December 31, 2005 included approximately $112 and $170, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

6. Transactions with Affiliates

Effective April 1, 2005, the Company entered into an administrative services agreement with its affiliate Gulfport Energy Corporation (“Gulfport”). Under this agreement, Gulfport agreed to provide certain services to the Company, including accounting, human resources, legal and technical support services. In return for the services, the Company agreed to pay Gulfport an annual fee of approximately $414 payable in equal monthly installments during the term of this agreement. In addition, the Company leased approximately 1,200 square feet of office space from Gulfport for the Company’s headquarters for an annual rent of $21 payable in equal monthly installments. The services we receive under the administrative services agreement and the fees for such services can be amended by mutual agreement of the parties. In January 2006, the Company reduced the level of administrative services being provided by Gulfport and increased its office space to approximately 2,500 square feet. As a result, the Company’s annual fee for administrative services was reduced to approximately $150 and its annual rental was increased to approximately $44. The administrative services agreement has a three-year term, and upon expiration of that term the agreement will continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement is terminable (1) by the Company at any time with at least 30 days prior written notice to Gulfport and (2) by either party if the other party is in material breach of the agreement and such breach has not been cured within 30 days of receipt of written notice of such breach. The Company paid Gulfport approximately $49 and $47 in consideration for these services during the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, approximately $49 and $47, respectively, was owed to Gulfport and included in accounts payable. Prior to entry into this administrative services agreement, we reimbursed Gulfport for its dedicated employee time, office space and general and administrative costs based upon the pro rata share of time its employees spent performing service for us.

Additionally, the Company provided contract drilling services totaling $2,199 to affiliated entities during the three months ended March 31, 2006. Certain borrowings for acquisitions (see Note 2) and note payable guarantee (see Note 3) were from affiliates.

7. Commitments and Contingencies

The Company currently has a lawsuit pending in which the Company sued the defendant, an oil and gas operating company, for approximately $942 as a result of the defendant’s refusal to make payment pursuant to the terms of its drilling contract. The defendant has countersued for damages in excess of $2,800, alleging breach of contract, negligence, gross negligence and breach of warranties. The trial date has been set for August 14, 2006. The Company is vigorously prosecuting its claims and defending against the counterclaims in this matter, and will continue to file appropriate responses, motions and documents as necessary. At this time, it is not possible to predict the outcome of this matter. An allowance of $146 has been provided for a portion of the amounts receivable under the drilling contract. No amounts have been accrued for damages sought in the counterclaim. Should the amounts ultimately not be collected or if any amounts are due under the counterclaims then additional expenses will be recorded.

Various other claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

8. Net Income (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

Three Months Ended March 31, 2006

Basic:
Net income	$11,347

Weighted average shares	23,508

Earnings (loss) per share	$0.48

Diluted:
Net income	$11,347

Weighted average shares:
Outstanding	23,508
Options	164

23,672

Loss per share	$0.48

9. Equity Transactions

Effective January 18, 2006, the Company issued 73 shares of common stock to the shareholders of Big A in connection with the Company’s acquisition of Big A . (See Note 2).

In March 2006, the Company closed a follow-on offering of a total of 3,450 shares of common stock at a price of $22.75 per share. In the offering, a total of 1,700 shares were sold by the Company and 1,750 shares were sold by the selling stockholder. The offering included a total of 450 shares purchased pursuant to the underwriters’ overallotment option granted by the selling stockholder, which was exercised in full on March 27, 2006. The offering resulted in net proceeds to the Company of approximately $36,372, excluding offering expenses of $434. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

10. Stock Options and Stock Option Plan

On March 31, 2006, the Company had one share-based compensation plan adopted on July 20, 2005 and amended on November 16, 2005 which is described below. The compensation cost that has been charged against income was $530 for the three months ended March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $200 for the three months ended March 31, 2006. These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

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

The fair value of each option award is estimated on the date of grant using a Black Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of a selected peer and other factors. The majority of the Company’s options are held by employees that make up one group with similar expected exercise behavior for valuation purposes. The expected term of options granted is estimated based on an average of the vesting period and the contractual period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Under the 2005 Stock Incentive Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. The plan provides that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The following table provides information relating to outstanding stock options at March 31, 2006 and December 31, 2005:

March 31, 2006
Weighted average expected volatility	48%
Weighted average expected life in years	5.77
Weighted average risk free interest rate	4.65%

The Company has not declared dividends since it became a public company and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black–Scholes model. The following table provides information relating to activity in the 2005 Stock Incentive Plan during the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	574	$18.91
Granted	426	23.59
Exercised	—	—
Forfeited/expired	17	19.12

Options outstanding at March 31, 2006	983	$20.93	9.64	$5,279

Options fully vested and exercisable at March 31, 2006	120	$18.88	9.44	$889

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Options nonvested at December 31, 2005	511	$9.77	4,998
Granted	426	12.04	$5,122
Vested	57	10.11	573
Forfeited/expired	17	9.84	167

Options nonvested at March 31, 2006	863	$10.87	$9,380

As of March 31, 2006, there was $9,380 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.91 years.

11. Employee Benefit Plans

The Company implemented a new 401(k) retirement plan for our eligible employees during 2006. Under the plan, the Company matches employees’ contributions up to 5%. Employee and employer contributions vest immediately. Our contributions for the three months ended March 31, 2006 were $72.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2006 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Disclosure Regarding Forward-Looking Statements

Our disclosure and analysis in this Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview

We provide contract land drilling services to oil and natural gas exploration and production companies. We currently own a fleet of 64 land drilling rigs, of which 43 are operating, four are in the process of being refurbished and 17 are held in inventory. We expect to put two of the rigs currently being refurbished into service by the end of the second quarter of 2006. In addition to the four rigs in the process of being refurbished, we plan on refurbishing five additional rigs from our current inventory during 2006. Initially, we intend to focus our refurbishment program on our more powerful rigs, with 1,000 to 2,000 horsepower, which are capable of drilling to depths between 15,000 and 25,000 feet. We also own a fleet of 60 trucks used to transport our rigs.

We commenced operations in 2001 with the purchase of one stacked 650-horsepower rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried rigs, as well as ancillary equipment. In October 2005, we purchased 12 land drilling rigs from Eagle Drilling, L.L.C. for approximately $50.0 million and 13 land drilling rigs from Thomas Drilling Co. for approximately $68.0 million. In January 2006, we completed the acquisition of six land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A Drilling. These transactions not only increased the size of our rig fleet, but also expanded our operations to the Barnett Shale trend in North Texas and Palo Duro Basin in West Texas. In July 2005, we completed a transaction with Strata Drilling, L.L.C. and Strata Property, L.L.C. in which we acquired, among other assets, three land drilling rigs and a 16 acre storage and refurbishment yard for $20.0 million.

Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 14 inventoried drilling rigs since November 2003. Upon completion of refurbishment, the rigs either met or exceeded our operating expectations. In addition, we have a 41,000 square foot machine shop in Oklahoma City which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our four rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.

We currently operate in Oklahoma, Kansas, the Barnett Shale, Cotton Valley trend and Palo Duro Basin in Texas, the Williston Basin in North Dakota and the Piceance Basin in Colorado. A majority of the wells we have drilled for our customers have been drilled in search of natural gas reserves. Natural gas is often found in deep and complex geologic formations that generally require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 64 rigs includes 31 rigs ranging from 950 to 2,500 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment will be able to, reach the depths required to explore for deep natural gas reserves. Our higher horsepower rigs can also drill horizontal wells, which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, rig inventory and experienced crews position us to benefit from the strong natural gas drilling activity in our core operating areas.

We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into them, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on market conditions, the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have 20 of our rigs operating under agreements with terms ranging from one to two years, our other contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

For the three-months ended March 31, 2006 and 2005 and years ended December 31, 2005, 2004 and 2003, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Three Months Ended March 31,		Years Ended December 31,
	2006	2005	2005	2004	2003
Average number of operating rigs	39	11	17	9	7
Revenue days	3,354	928	5,781	2,733	1,898
Utilization Rates	96%	93%	95%	81%	76%

The increases in the number of revenue days in the three-month period ended March 31, 2006 as compared to the same period in 2005 are attributable to the increases in the size of our operating rig fleet and improvements in our rig utilization rate due to improved market conditions. Based on our ongoing refurbishment and deployment of our inventoried rigs and current market conditions, we anticipate continued growth in revenue days and stable utilization rates for the balance of 2006.

We devote substantial resources to maintaining, upgrading and expanding our rig fleet. We have completed the refurbishment of three rigs to date in 2006 and plan on completing the refurbishment of nine additional inventoried rigs by the end of 2006. We plan on refurbishing ten inventoried rigs during 2007.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At March 31, 2006	At December 31,
		2005	2004	2003
Crude oil (Bbl)	$66.63	$61.04	$43.45	$32.52
Natural gas (Mmbtu)	$7.21	$11.23	$6.15	$6.19
U.S. Land Rig Count	1,485	1,391	1,138	1,022

We believe capital spent on incremental natural gas production will be driven by an increase in hydrocarbon demand as well as shortages in supply of natural gas. The Energy Information Administration (EIA) has estimated that U.S. consumption of natural gas exceeded domestic production by 21% in 2004 and forecasts that U.S. consumption of natural gas will exceed U.S. domestic production by 26% in 2010. The EIA also predicts that “lower 48 production of unconventional natural gas is expected to be a major contributor to growth in U.S. natural gas supplies.” However, “LNG imports, Alaskan natural gas production, and lower 48 production from unconventional sources are not expected to increase sufficiently to offset the impacts of resource depletion and increased demand.” In addition, a study published by the National Petroleum Council in September 2003 concluded from drilling and production data over the preceding ten years that average “initial production rates from new wells have been sustained through the use of advanced technology; however, production declines from these initial rates have increased significantly; and recoverable volumes from new wells drilled in mature producing basins have declined over time.” The report went on to state that “without the benefit of new drilling, indigenous supplies have reached a point at which U.S. production declines by 25% to 30% each year” and predicted that in ten years 80% of gas production “will be from wells yet to be drilled.” We believe all of these factors tend to support a higher natural gas price environment, which should create strong incentives for oil and natural gas exploration and production companies to increase drilling activity in the U.S. Consequently, these factors may result in higher rig dayrates and rig utilization.

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

We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operation, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2005, we experienced no losses on the five footage contracts we completed. We did not drill any wells pursuant to footage contracts during the three months ended March 31, 2006. We are more likely to encounter losses on footage contracts in years in which revenue rates are lower for all types of contracts.

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at March 31, 2006 or December 31, 2005. At March 31, 2006 and December 31, 2005, our contract drilling in progress totaled $1.7 million and $1.2 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress at March 31, 2006 and December 31, 2005, respectively.

We accrue estimated contract costs on footage contracts for each day of work completed based on our estimate of the total costs to complete the contract divided by our estimate of the number of days to complete the contract. Contract costs include labor, materials, supplies, repairs and maintenance and operating overhead allocations. In addition, the occurrence of uninsured or under–insured losses or operating cost overruns on our footage contracts could have a material adverse effect on our financial position and results of operations. Therefore, our actual results could differ significantly if our cost estimates are later revised from our original estimates for contracts in progress at the end of a reporting period that were not completed prior to the release of our financial statements.

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three years. Our allowance for doubtful accounts was $330,000 at March 31, 2006 and December 31, 2005. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole.

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

Asset Impairment and Depreciation—We assess the impairment of property and equipment, intangible assets and goodwill whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets and goodwill, at March 31, 2006, would have resulted in a corresponding decrease in our net income of approximately $2.1 million.

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

We capitalize interest cost as a component of drilling rigs refurbished for our own use. During the three months ended March 31, 2006 and 2005 and year ended December 31, 2005, we capitalized approximately $1.1 million, $283,000 and $1.2 million of interest incurred, respectively.

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

Other Accounting Estimates—Our other accrued expenses as of March 31, 2006 and December 31, 2005 included accruals of approximately $576,000 and $16,000, respectively, for costs under our workers’ compensation insurance. We have a deductible of $250,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of March 31, 2006 and December 31, 2005, we had a $1.4 million and $2.2 million letter of credit for which we have a deposit account collateralizing the letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associatedwith these claims and our historical experience with these types of claims.

Recent Highlights

The following are recent highlights which have impacted our results of operations for the three months ended March 31, 2006:

•	On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009.

•	On January 18, 2006, we completed the acquisition of six land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A Drilling.

•	On March 29, 2006, we closed our public offering of a total of 3,450,000 shares of the common stock at a price of $22.75 per share. In the offering a total of 1,700,000 shares were sold by us and 1,750,000 shares were sold by the our controlling stockholder. We received net proceeds of approximately $36.8 million from the offering, after underwriting discounts and commissions and before offering expenses.

Results of operations:

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Contract Drilling Revenue. For the three months ended March 31, 2006, we reported contract drilling revenues of $56.4 million, a 554% increase from revenues of $8.6 million for the same period in 2005. The increase is primarily due to an increase in dayrates, revenue days, utilization and average number of rigs working for the three months ended March 31, 2006 as compared to the same period in 2005. Average dayrates for our drilling services increased $5,668, or 57%, to $15,623 for the three months ended March 31, 2006 from $9,955 in the same period in 2005. Revenue days increased 261% to 3,354 days for the three months ended March 31, 2006 from 928 days during the same period in 2005. Our utilization increased to 96% from 93%, and our average number of operating rigs increased to 39 from 11, or 251%, for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in the number of revenue days for the three months ended March 31, 2006 as compared to the same period in 2005 is attributable to the increase in the size of our operating rig fleet due to acquisitions and refurbishments and improvements in our rig utilization rate due to improved market conditions. Based on our plans to refurbish and deploy our inventoried rigs and current market conditions, we anticipate continued growth in revenue days and stable utilization rates for the balance of 2006. In addition, we have seen an increase in dayrates since the first quarter of 2006 and expect rates to continue to increase slightly during the balance of the year.

Contract Drilling Expense. Direct rig cost increased $22.1 million to $28.0 million for the three months ended March 31, 2006 from $5.9 million for the same period in 2005. This 377% increase is primarily due to the increase in revenue days, the increase in average number of operating rigs in our fleet and the increase in rig utilization for the three months ended March 31, 2006 as compared to the same period in 2005. As a percentage of contract drilling revenue, drilling expense decreased to 50% for the three-month period ended March 31, 2006 from 68% for the same period in 2005 due primarily to the escalation in dayrates. Contract drilling expenses are expected to increase during the second quarter of 2006 due to a wage increase effectuated for our rig crews during the second quarter, although our contracts allow us to recoup these costs from our customers.

Depreciation Expense. Depreciation expense increased $4.5 million to $5.9 million for the three months ended March 31, 2006 from $1.4 million for the same period in 2005. The increase is primarily due to the 245% increase in fixed assets, including the deployment of six additional rigs from our inventory and the Strata, Eagle, Thomas and Big A acquisitions, as well as incremental increases in ancillary equipment, all of which occurred after the 2005 period.

General and Administrative Expense. General and administrative expense increased $2.6 million to $3.2 million for the three months ended March 31, 2006 from $619,000 for the same period in 2005. The increase is the result of an increase in professional fees of $219,000, an increase in bad debt expense of $153,000, an increase in stock compensation expense of $530,000, an increase in payroll costs of $847,000, an increase in insurance expense of $141,000, and an increase in rent expense of $121,000. The increase in payroll is primarily due to our increased employee count due both to organic growth and acquisitions as well as selected wage increases. General and administrative expenses are expected to increase approximately $300,000 in the second quarter due to stock options granted at the end of the quarter ended March 31, 2006.

Interest Expense. Interest expense increased $27,000 to $85,000 for the three months ended March 31, 2006 from $58,000 for the same period in 2005. The increase is due to an increase in the average debt outstanding for the quarter, partially offset by an increase in capitalization of interest expense related to our rig refurbishment program. We capitalized $1.1 million of interest for the three months ended March 31, 2006 as compared to $283,000 for the same period in 2005 as part of our rig refurbishment program.

Tax Expense (Benefit). We recorded a tax expense of $6.9 million for the three months ended March 31, 2006, of which $3.2 million is deferred tax expense. This compares to a deferred tax benefit of $115,000 for the three months ended March 31, 2005. This increase is due primarily to our conversion from an LLC to a taxable entity in August 2005 in connection with our initial public offering and an increase in pre-tax net income.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $14.8 million for the three months ended March 31, 2006 as compared to $3.0 million in 2005. The increase of $11.8 million from 2006 to 2005 was primarily due to increased cash receipts from customers, partially offset by higher cash payments to employees and suppliers.

Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used for investing activities was $41.4 million for the three-months ended March 31, 2006 as compared to $7.7 million for the same period in 2005. During the 2006 period, $16.3 million related to the Big A acquisition and $25.8 million was used to refurbish drilling rigs. These amounts were partially offset by $801,000 received from a restricted account that is used as security for a letter of credit issued to workers’ compensation insurance carrier. For the three months ended March 31, 2005, we used $6.1 million to refurbish our drilling rigs and $1.5 million was placed in a restricted account used as security for a letter of credit for workers’ compensation.

Financing Activities. Our cash flows provided by financing activities were $15.2 million for the three months ended March 31, 2006 as compared to $4.3 million for the same period in 2005. Our net cash provided by financing activities for the three months ended March 31, 2006 related to net proceeds of approximately $36.4 million from our follow-on offering, borrowings of $15.0 million under our credit agreement with Fortis Capital, partially offset by principal payments of $30.0 million under our credit facility with Fortis Capital and $4.6 million on a promissory note given in connection with our Strata acquisition. For the three months ended March 31, 2005, our net cash provided by financing activities related to borrowings of $700,000 from International Bank of Commerce, principal payments on borrowings of $3.0 million from entities controlled by Wexford, and capital contributions of $1.5 million from entities controlled by our equity sponsor, Wexford Capital LLC.

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

In July 2005, we acquired all of the membership interests in Strata Drilling, L.L.C. and Strata Property, L.L.C. and a related rig yard for an aggregate of $20.0 million, of which $13.0 million was paid in cash and $7.0 million paid in the form of promissory notes issued to the sellers. We funded the cash portion of the purchase price with a $13.0 million loan from Alpha Investors LLC, an entity controlled by Wexford. The outstanding principal balance of the loan plus accrued but unpaid interest was due in full upon the earlier to occur of the completion of our initial public offering or the maturity of the loan on July 1, 2006. We repaid this loan in full on August 22, 2005 with a portion of the proceeds from our initial public offering. Borrowings under our loan with Alpha bore interest at a rate equal to LIBOR plus 5% until September 30, 2005, and thereafter were to bear interest at a rate equal to LIBOR plus 7.5%. The $7.0 million original aggregate principal balance of the promissory notes issued to the sellers was automatically reduced by the amount of any costs and expenses we paid in connection with the refurbishment of one of the rigs we acquired from the sellers. The amount due on these notes, net of costs and expenses paid by us, was $4.5 million at December 31, 2005. The outstanding balance of the loan was paid in full on January 5, 2006 upon completion of the refurbishment of this rig.

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

On December 7, 2005, we entered into a Term Loan and Security Agreement with De Lage Landen Financial Services, Inc. The term loan provides for a term installment loan in an aggregate amount not to exceed $1,322,000. The term loan is payable in 96 monthly installments of $18,000, which includes interest at a rate of 6.74% per annum, and matures on December 15, 2013. The proceeds of the term loan were used to purchase a crane.

On January 4, 2006, we entered into a Term Loan and Security Agreement with De Lage Landen Financial Services, Inc. The term loan provides for a term installment loan in an aggregate amount not to exceed $1,059,000. The term loan is payable in 96 monthly installments of $14,000, which includes interest at a rate of 6.86% per annum, and matures on January 15, 2014. The proceeds of the term loan were used to purchase a crane.

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

Issuances of Equity.

In March 2006, we closed a follow-on offering of a total of 3,450,000 shares of common stock at a price of $22.75 per share. In the offering, a total of 1,700,000 shares were sold by us and 1,750,000 shares were sold by the selling stockholder. The offering resulted in net proceeds to us of approximately $36.4 million, excluding offering expenses of $434,000. We did not receive any proceeds from the sale of shares by the selling stockholder.

Capital Expenditures.

During 2005, we completed the refurbishment of four rigs, ranging from 950 to 2,500 horsepower. We incurred aggregate refurbishment costs of $21.9 million, ranging from $4.5 million ot $6.6 million per rig, which was financed by borrowings from our various credit facilities or proceeds from our initial public offering.

In January 2006, we completed the refurbishment of a 1,700-horsepower electric drilling rig, which we designated Rig No. 17. We incurred approximately $6.0 million in refurbishment costs for this rig which we funded with proceeds from our November 2005 follow-on offering. We mobilized Rig No. 17 to West Oklahoma in January 2006.

In January 2006, we completed the refurbishment of a 1,200-horsepower electric drilling rig, which we designated Rig No. 15. We incurred approximately $6.4 million in refurbishment costs for this rig which we funded with proceeds from our November 2005 follow-on offering. We mobilized Rig No. 15 to East Texas in January 2006.

In January 2006, the refurbishment of a 1,000-horsepower mechanical rig was completed pursuant to a $7.0 million seller’s note incurred in the Strata acquisition. We designated this Rig No. 43 and repaid the note with proceeds from our November 2005 follow-on offering. We mobilized Rig No. 43 to East Texas in January 2006.

On January 18, 2006, we purchased six operating rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A Drilling, L.C. The purchase price for the assets consisted of $16.3 million paid in cash and 72,571 shares of our common stock.

In March 2006, we completed the refurbishment of a 1,100-horsepower mechanical drilling rig, which we designated Rig No. 57. We incurred approximately $2.3 million in refurbishment costs for this rig which we funded with proceeds from our November 2005 follow-on offering. We mobilized Rig No. 57 to Eastern Oklahoma in March 2006.

In April 2006, we completed the refurbishment of a 1,400-horsepower electric drilling rig, which we designated Rig No. 20. We incurred approximately $7.9 million in refurbishment costs for this rig which we funded with proceeds from our November 2005 follow-on offering. We mobilized Rig No. 20 to East Texas in April 2006.

In May 2006, we completed the refurbishment of a 450-horsepower mechanical drilling rig, which we designated Rig No. 70. We incurred approximately $544,000 in refurbishment costs for this rig which we funded with proceeds from our November 2005 follow-on offering. We mobilized Rig No. 70 to West Oklahoma in May 2006.

In April 2006, we entered into an agreement to purchase an approximately 18,100 square foot building located in Oklahoma City, Oklahoma for a total purchase price of $3.0 million, less an amount equal to one-half of the principal reduction on the seller’s loan secured by the property between the effective date of the purchase agreement and the closing. The transaction remains subject to customary closing conditions, but we expect to close on January 2, 2007. At that time, we would pay $1.4 million in cash and assume existing debt of $1.6 million. We intend to sublease a total of 9,050 square feet of the building from its current tenants commencing during the second quarter of 2006 and continuing until the closing date for a monthly rental of $8,341.

We intend to refurbish nine additional inventoried rigs during 2006 at estimated costs (including drill pipe) ranging from $2.0 million to $6.5 million per rig. We continue to focus our refurbishment program on our more powerful rigs, generally with 1,000 to 2,000 horsepower, which are capable of drilling to depths between 15,000 and 25,000 feet. We plan on refurbishing ten additional rigs in 2007. The timing of these refurbishments will depend upon market conditions and other factors, including our estimation of existing and anticipated demand and dayrates, our success in bidding for domestic contracts, including term contracts, and the expected time needed to complete the refurbishments. The actual cost of refurbishing our rigs will depend upon such factors as the availability of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals, shortages of skilled labor and the specific customer requirements.

We believe that cash flow from our operations and borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next twelve months. However, additional capital will likely be required for future rig acquisitions. While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us.

Contractual and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at March 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Short and long-term Debt	$33,322	$225	$31,809	$1,288	$—
Operating Lease Obligations	2,713	622	1,144	443	504

Total	$36,035	$847	$32,953	$1,731	$504

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our new revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to adjusted EBITDA. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $193,000 annually, based on the $31.0 million outstanding in the aggregate under our credit facility as of March 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures. Under the direction of the Chief Executive Officer and the Chief Financial Officer, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, with the exception of the matters previously disclosed, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

Exhibit No.	Description
2.1	Merger Agreement, dated as of August 11, 2005, by and among Bronco Drilling Holdings, L.L.C, Bronco Drilling Company, L.L.C. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S–1, File No. 333–128861, filed by the Company with the SEC on October 6, 2005).

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 11, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S–1, File No. 333–128861, filed by the Company with the SEC on October 6, 2005).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S–1, File No. 333–125405, filed by the Company with the SEC on July 14, 2005).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S–1, File No. 333–125405, filed by the Company with the SEC on August 2, 2005).

10.1	Asset Purchase Agreement, effective as of December 16, 2005, by and between the Company and Big A Drilling, L.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8–K, File No. 000–51571, filed by the Company with the SEC on January 20, 2006).

10.2	Credit Agreement, dated January 13, 2006, by and between the Company and Fortis Capital Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8–K, File No. 000–51471, filed by the Company with the SEC on January 20, 2006).

+10.3	Consulting Agreement, dated as of February 28, 2006, by and between the Company and Michael O. Thompson (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 000-51471, filed by the Company with the SEC on March 7, 2006).

10.4	Daywork Drilling Contract, dated as of January 26, 2006, by and between Windsor Energy Resources, Inc. and the Company (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company with the SEC on.

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a–14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a–14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

+	Management contract, compensatory plan or arrangement.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2006	BRONCO DRILLING COMPANY, INC.

	By:	/s/ Zachary M. Graves
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: May 12, 2006	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)