Form 10-Q
period 2006-09-30
Bronco Drilling Company, Inc.
filed 2006-11-02
CIK 1328650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of the close of business on November 2, 2006, was 24,939,791.

BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share par value)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,309	$17,039
Receivables
Trade, net of allowance for doubtful accounts of $334 and $330 in 2006 and 2005, respectively	58,650	35,078
Contract drilling in progress	2,814	1,226
Current deferred income taxes	126	125
Prepaid expenses	1,371	485

Total current assets	66,270	53,953

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	367,870	252,709
Transportation, office and other equipment	25,656	14,149

	393,526	266,858
Less accumulated depreciation	35,655	15,965

	357,871	250,893

OTHER ASSETS
Goodwill	21,280	20,774
Restricted cash	2,231	2,184
Intangibles, net, and other	3,465	2,716

	26,976	25,674

	$451,117	$330,520

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,388	$10,847
Accrued liabilities
Payroll related	5,733	2,737
Deferred revenue and other	3,793	3,062
Income tax payable	5,748	1,372
Note payable	—	7,503
Current maturities of long-term debt	440	8,012

Total current liabilities	32,102	33,533

LONG-TERM DEBT, less current maturities	63,880	36,310

DEFERRED INCOME TAXES	32,200	21,341

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000 shares authorized; 24,940 and 23,165 shares issued and outstanding at September 30, 2006 and December 31, 2005	250	232

Additional paid-in capital	278,657	238,557

Retained earnings	44,028	547

Total shareholders’ equity	322,935	239,336

	$451,117	$330,520

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Contract drilling revenues	$79,814	$18,640	$203,351	$38,875

EXPENSES
Contract drilling	38,586	11,007	99,481	23,880
Depreciation and amortization	8,134	2,003	21,119	4,854
General and administrative	4,691	5,647	11,741	6,767

	51,411	18,657	132,341	35,501

Income (loss) from operations	28,403	(17)	71,010	3,374

OTHER INCOME (EXPENSE)
Interest expense	(526)	(344)	(647)	(652)
Loss from early extinguishment of debt	—	(993)	(1,000)	(993)
Interest income	1	192	123	203
Other	54	7	185	41

	(471)	(1,138)	(1,339)	(1,401)

Income (loss) before income taxes	27,932	(1,155)	69,671	1,973
Income tax expense	10,527	3,919	26,190	3,688

NET INCOME (LOSS)	$17,405	$(5,074)	$43,481	$(1,715)

Income (loss) per common share-Basic	$0.70	$(0.31)	$1.78	$(0.12)

Income (loss) per common share-Diluted	$0.70	$(0.31)	$1.77	$(0.12)

Weighted average number of shares outstanding-Basic	24,940	16,239	24,467	14,330

Weighted average number of shares outstanding-Diluted	24,974	16,285	24,505	14,346

PRO FORMA INFORMATION (unaudited):

Historical income (loss) from operations before income taxes		$(1,155)		$1,973
Pro forma provision for income taxes		(435)		744

Pro forma income (loss) from operations		$(720)		$1,229

Pro forma income (loss) per common share-Basic		$(0.04)		$0.09

Pro forma income (loss) per common share-Diluted		$(0.04)		$0.09

Weighted average number of shares outstanding-Basic		16,239		14,330

Weighted average number of shares outstanding-Diluted		16,285		14,346

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

For the nine-months ended September 30, 2006

(Unaudited)

	Common Shares	Common Amount	Additional Paid In Capital	Retained Earnings	Total Shareholders’ Equity
Balance as of January 1, 2006	23,165	$232	$238,557	$547	$239,336
Stock issued in acquisition	73	1	1,815	—	1,816
Issuance of common stock in follow-on offering; net of related expenses of $577	1,700	17	36,212	—	36,229
Net income	—	—	—	43,481	43,481
Stock compensation	2	—	2,073	—	2,073

Balance as of September 30, 2006	24,940	$250	$278,657	$44,028	$322,935

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$43,481	$(1,715)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,309	4,895
Change in allowance for doubtful accounts	4	96
Non-cash compensation expense	—	4,000
Gain on sale of assets	(1,501)	—
Write off of debt issue costs	267	349
Stock compensation	2,073	152
Change in deferred income taxes	10,859	3,688
Changes in current assets and liabilities:
Receivables	(23,576)	(8,928)
Contract drilling in progress	(1,588)	(683)
Prepaid expenses	(886)	(774)
Other assets	223	(466)
Accounts payable	(3,401)	1,913
Accrued expenses	3,727	2,057
Income taxes payable	4,376	—

Net cash provided by operating activities	55,367	4,584

Cash flows from investing activities:
Restricted cash account	(47)	(1,515)
Business acquisitions	(17,048)	(14,074)
Proceeds from sale of assets	3,086	—
Purchase of property and equipment	(98,924)	(30,630)

Net cash used in investing activities	(112,933)	(46,219)

Cash flows from financing activities:
Proceeds from borrowings ($18,000 from affiliate in 2005)	44,000	69,950
Payments of debt	(34,746)	(43,707)
Debt issue costs	(1,647)	(410)
Capital contributions	—	1,515
Proceeds from sale of common stock, net of offering costs of $577 and $1,354, respectively	36,229	89,001

Net cash provided by financing activities	43,836	116,349

Net increase (decrease) in cash and cash equivalents	(13,730)	74,714

Beginning cash and cash equivalents	17,039	1,139

Ending cash and cash equivalents	$3,309	$75,853

Supplemental Disclosure:
Liabilities assumed for acquisition	$—	$1,775
Common stock issued for acquisition	1,816	1,275
Interest paid, net of amount capitalized	—	385
Income taxes paid	10,955	—
Notes issued for acquisition of cranes	3,190	—
Notes issued for acquisition of trucks	51	—

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2006, the related results of operations for the three and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily an indication of the results expected for the full year.

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

Property and Equipment

Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired or refurbished rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $62,286 and $62,275 as of September 30, 2006 and December 31, 2005, respectively. Gains and losses on dispositions are included in operating revenues. Due to immateriality, the net amounts are included in contract drilling revenue.

The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the nine months ended September 30, 2006 and 2005, the Company capitalized $2,886 and $1,037, respectively, and for the three months ended September 30, 2006 and 2005, the Company capitalized $855 and $491, respectively, of interest costs incurred during the construction periods of certain drilling rigs.

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

Income Taxes

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. A statutory Federal tax rate of 34% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rate for all periods.

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

Net Income (Loss) Per Common Share

The Company computes and presents net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” This standard requires dual presentation of basic and diluted net income (loss) per share on the face of the Company’s statement of operations. Basic net income (loss) per common share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

Stock-based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment” upon granting its first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award. Compensation expense was $732 and $2,073 for the three and nine months ended September 30, 2006. Compensation expense was $152 for the three and nine months ended September 30, 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting For Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operation and financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operation and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006 and the Company does not expect to record an adjustment.

2. Acquisitions

In July 2005, the Company acquired all the membership interests in Strata Drilling, L.L.C. and Strata Property, L.L.C. (collectively “Strata”) and a related rig yard. Included in these acquisitions were two operating rigs, one rig that was being refurbished, related structures, equipment and components and a 16 acre yard in Oklahoma City, Oklahoma used for equipment storage and refurbishment of inventoried rigs. The aggregate purchase price was $20,000, of which $13,000 was paid in cash and $7,000 was paid in the form of promissory notes issued to the sellers. The Company funded the cash portion of the purchase price with a $13,000 loan from Theta Investors, LLC, formerly Alpha Investors LLC, an entity controlled by Wexford Capital, LLC (“Wexford”), the Company’s equity sponsor. The outstanding principal balance of the Alpha loan was paid in full on August 22, 2005 with proceeds from the Company’s initial public offering. This purchase was accounted for as an acquisition of a business, and the results of operations of the acquired business have been included in our statement of operations since the date of acquisition. We allocated the purchase price to property and equipment and related assets based on their relative fair values at the date of acquisition.

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

In September 2005, the Company acquired all the outstanding common stock of Hays Trucking, Inc. for $3,000 in cash, which includes the repayment of $1,900 of debt owed by Hays Trucking, and the issuance of 65 shares of common stock with a fair value of $1,274 based on the closing stock price at the date of acquisition. In this acquisition, the Company acquired 18 trucks used to mobilize rigs to contracted drilling locations as well as other ancillary equipment. Approximately $286 of the purchase price was allocated to customer lists and is included in intangibles on the balance sheets at September 30, 2006 and December 31, 2005. Customer lists are being amortized over an expected life of four years.

In October 2005, the Company purchased 12 land drilling rigs from Eagle Drilling, L.L.C., and two of its affiliates (“Eagle”). This acquisition involved five operating rigs, seven inventoried rigs and rig equipment and parts for a purchase price of approximately $50,528. In connection with this acquisition, the Company leased the use of an additional rig refurbishment yard for a two-year term. The purchase price of $50,528, which includes approximately $528 of related transaction costs, was funded with $7,517 from cash on hand and a $43,000 loan from Merrill Lynch Business Financial Services, Inc., as lender (see Note 4). The purchase price has been allocated to property and equipment totaling $33,838, goodwill of $16,037 and customer lists and relationships of $653. Customer lists are being amortized over an expected life of four years. The entire amount allocated to goodwill is considered deductible for tax purposes.

In October 2005, the Company purchased 13 land drilling rigs from Thomas Drilling Company (“Thomas”). This acquisition involved nine operating rigs, two rigs being refurbished, two inventoried rigs and rig equipment and parts for a purchase price of approximately $70,737, which includes approximately $2,737 of related transaction costs. The purchase price was partially funded through a $50,000 loan from Theta Investors LLC, an entity controlled by Wexford. This loan was repaid in full on November 3, 2005 with a portion of the proceeds from the Company’s follow-on common stock offering which closed on November 2, 2005. The purchase price has been allocated to property and equipment totaling $64,708, goodwill of $4,863 and customer lists of $1,166. Customer lists are being amortized over an expected life of four years. The entire amount allocated to goodwill is considered deductible for tax purposes.

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

$17,844

The following pro forma information gives effect to the Big A acquisition as though it was effective at the beginning of each year presented. It also gives effect to the Strata, Eagle and Thomas acquisitions as though they were effective at the beginning of 2005. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects the Company’s historical data and historical data from the acquired business for the periods indicated. The pro forma data may not be indicative of the results the Company would have achieved had it completed the acquisition at the beginning of each year presented, or that it may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements. Pro forma income per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the period. Pro forma per share information is presented for the three months ended September 30, 2006 on the basis of 24,940 and 24,974 weighted average shares issued basic and diluted. Pro forma per share information is presented for the nine months ended September 30, 2006 on the basis of 24,467 and 24,505 weighted average shares issued basic and diluted. Pro forma per share information is presented for the three months ended September 30, 2005 on the basis of 16,239 and 16,285 weighted average shares issued basic and diluted, and 73 shares issued in the Big A aquisition. Pro forma per share information is presented for the nine months ended September 30, 2005 on the basis of 14,330 and 14,346 weighted average shares issued basic and diluted, and 73 shares issued in the Big A acquisition. Dilutive pro forma effect is given to shares which are issuable upon the exercise of outstanding options under the Company’s employee stock option plan.

	Pro forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues	$79,814	$34,859	$204,176	$87,533

Net income (loss)	$17,405	$(5,840)	$42,717	$(4,014)

Net income (loss) per common share:
Basic	$0.70	$(0.36)	$1.75	$(0.28)

Diluted	$0.70	$(0.36)	$1.74	$(0.28)

3. Notes Payable

Notes payable at December 31, 2005 consisted of advances under a $3,000 revolving line of credit with a bank (“Bank Note Payable”) and $7,000 original aggregate principal amount of notes payable to the sellers in the Strata acquisition (“Strata Note”). The Bank Note Payable bore interest based on JPMorgan Chase prime. Interest on the Bank Note Payable is due monthly with outstanding principal due November 1, 2006 and is collateralized by the Company’s accounts receivable. The Bank Note Payable was paid in full in January 2006.

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

4. Long-term Debt

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
Note payable to Merrill Lynch Capital, collateralized by the Company’s assets, payable in sixty monthly installments equal to one sixtieth of the outstanding principal on January 1, 2006 plus interest at a floating rate equal to LIBOR plus 2.71%. Paid off on January 13, 2006 (1)	$—	$43,000

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61. Interest on the notes ranges from 6.74%—7.07%, with various due dates (2)	4,269	1,322

Revolving credit facility with Fortis Capital, collateralized by the Company’s assets, and matures on January 13, 2009. Loans under the revolving credit facility bear interest at variable rates as defined in the credit agreement. (3)	60,000	—

Notes payable to Ford Motor Credit, collateralized by trucks, payable in thirty-six monthly principal and interest installments of $2. Interest on the notes is 7.99% with due dates of September 15, 2009 (4)	51	—

	64,320	44,322
Less current installments	440	8,012

	$63,880	$36,310

(1)	On September 19, 2005, the Company entered into a Term Loan and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as lender (“Merrill Lynch” or the “lender”). The term loan provided for a term installment loan in an aggregate amount not to exceed $50,000 and provided for a commitment by Merrill Lynch to advance funds from time to time until December 31, 2005. The outstanding balance under the term loan could not exceed 60% of the net orderly liquidation value of the Company’s operating land drilling rigs. Proceeds of the term loan were to be used to replenish working capital for general business purposes, finance improvements to and the refurbishment of land drilling rigs, and to acquire additional land drilling rigs.

The term loan bore interest on the outstanding principal balance at a variable per annum rate equal to LIBOR plus 271 basis points. For the period from September 19, 2005 to January 1, 2006, interest only was payable monthly on the outstanding principal balance. Commencing February 1, 2006, the outstanding principal and interest on the term loan was to be payable in sixty consecutive monthly installments, each in an amount equal to one sixtieth of the outstanding principal balance on January 1, 2006 plus accrued interest on the outstanding principal balance. Any outstanding principal and accrued but unpaid interest would have become immediately due and payable in full on January 1, 2011. The Company’s obligations under the term loan were collateralized by a first lien and security interest on substantially all of the Company’s assets and were guaranteed by each of the Company’s principal subsidiaries. The term loan included usual and customary restrictive negative covenants and requires the Company to meet certain financial covenants, including maintaining (1) a minimum “Fixed Charge Coverage Ratio” and (2) a maximum “Total Debt to EBITDA Ratio” as defined in the agreement. The Company was in compliance with all covenants at December 31, 2005. In January 2006, all borrowings were repaid in full and the term loan and security agreements were terminated at such time. The Company incurred a $1,000 loss from early extinguishment of debt at the time of retirement.

(2)	On December 7, 2005, January 4, 2006 and June 12, 2006, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The term loans provide for term installment loans in an aggregate amount not to exceed $4,512. The proceeds of the term loans were used to purchase four cranes.

(3)	On January 13, 2006, the Company entered into a $150,000 revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which included The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of the Company’s outstanding senior debt to “Adjusted EBITDA” as defined in the agreement. The Company’s obligations under the revolving credit facility are collateralized by substantially all of the Company’s assets. The Company’s initial borrowings under this revolving credit facility were used to fund a portion of the Big A acquisition, and to repay in full borrowings under the Company’s term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at September 30, 2006.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00.

(4)	On August 8, 2006, the Company entered into term loan agreements with Ford Credit. The term loans provide for term installment loans in an aggregate not to exceed $51. The proceeds of the term loans were used to purchase three trucks.

Long-term debt maturing each year subsequent to September 30, 2006 is as follows:

2007	$440
2008	501
2009	60,538
2010	557
2011	596
2012 and thereafter	1,688

$64,320

5. Workers’ Compensation

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $250 deductible per covered accident. Due to the size of the deductible, the policy requires the Company to maintain a letter of credit with a bank. At September 30, 2006 and December 31, 2005, the Company had deposits of $2,231 and $2,184, respectively, with a bank collateralizing the letter of credits. The deposits are reflected in restricted cash.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. The Company has a maximum liability of $50 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at September 30, 2006 and December 31, 2005 included approximately $468 and $170, respectively, for the Company’s estimate of incurred but not reported costs related to the self-insurance portion of the Company’s health insurance.

6. Transactions with Affiliates

Effective April 1, 2005, the Company entered into an administrative services agreement with its affiliate Gulfport Energy Corporation (“Gulfport”). Under this agreement, Gulfport agreed to provide certain services to the Company, including accounting, human resources, legal and technical support services. In return for the services, the Company agreed to pay Gulfport an annual fee of approximately $414 payable in equal monthly installments during the term of this agreement. In addition, the Company leased approximately 1,200 square feet of office space from Gulfport for the Company’s headquarters for an annual rent of $21 payable in equal monthly installments. The services the Company received under the administrative services agreement and the fees for such services could be amended by mutual agreement of the parties. In January 2006, the Company reduced the level of administrative services being provided by Gulfport and increased its office space to approximately 2,500 square feet. As a result, the Company’s annual fee for administrative services was reduced to approximately $150 and its annual rental was increased to approximately $44. The administrative services agreement had a three-year term, and upon expiration of that term the agreement would continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement was terminable (1) by the Company at any time with at least 30 days prior written notice to Gulfport and (2) by either party if the other party is in material breach of the agreement and such breach had not been cured within 30 days of receipt of written notice of such breach. The Company terminated the administrative services agreement effective April 1, 2006. The Company paid Gulfport approximately $49 and $96 in consideration for these services during the three and nine months ended September 30, 2006, respectively. The Company paid Gulfport approximately $168 and $264 in consideration for these services during the three and nine months ended September 30, 2005, respectively. At September 30, 2006 and December 31, 2005, approximately $0 and $47, respectively, was owed to Gulfport and included in accounts payable. Prior to entry into this administrative services agreement, the Company reimbursed Gulfport for its dedicated employee time, office space and general and administrative costs based upon the pro rata share of time its employees spent performing service for the Company.

Additionally, the Company provided contract drilling services totaling $3,506 and $8,629, respectively, to affiliated entities during the three and nine months ended September 30, 2006. The Company provided contract drilling services totaling $1,219 to affiliated entities during the three and nine months ended September 30, 2005. The Company had receivables from affiliates of $2,303 at September 30, 2006. Certain borrowings for acquisitions (see Note 2) were from affiliates.

7. Commitments and Contingencies

The Company currently has a lawsuit pending in which the Company sued the defendant, an oil and gas operating company, for approximately $942 as a result of the defendant’s refusal to make payment pursuant to the terms of its drilling contract. The defendant has countersued for damages in excess of $2,800, alleging breach of contract, negligence, gross negligence and breach of warranties. The trial date has been set for April 16, 2007. The Company is vigorously prosecuting its claims and defending against the counterclaims in this matter, and will continue to file appropriate responses, motions and documents as necessary. At this time, it is not possible to predict the outcome of this matter. An allowance of $146 has been provided for a portion of the amounts receivable under the drilling contract. No amounts have been accrued for damages sought in the counterclaim. Should the amounts ultimately not be collected or if any amounts are due under the counterclaims then additional expenses will be recorded.

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

8. Net Income (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic:
Net income (loss)	$17,405	$(5,074)	$43,481	$(1,715)

Weighted average shares	24,940	16,239	24,467	14,330

Earnings (loss) per share	$0.70	$(0.31)	$1.78	$(0.12)

Diluted:
Net income (loss)	$17,405	$(5,074)	$43,481	$(1,715)

Weighted average shares:
Outstanding	24,940	16,239	24,467	14,330
Options	34	46	38	16

	24,974	16,285	24,505	14,346

Income (loss) per share	$0.70	$(0.31)	$1.77	$(0.12)

The weighted average number of diluted shares excludes 248 and 64 shares for the three and nine months ended September 30, 2006 for options due to their antidilutive effects.

9. Equity Transactions

Effective January 18, 2006, the Company issued 73 shares of common stock to the equity owners of Big A in connection with the Company’s acquisition of the assets of Big A. (See Note 2)

In March 2006, the Company closed a public offering of 3,450 shares of common stock at a price of $22.75 per share. In the offering, a total of 1,700 shares were sold by the Company and 1,750 shares were sold by the selling stockholder. The offering included a total of 450 shares purchased pursuant to the underwriters’ overallotment option granted by the selling stockholder, which was exercised in full on March 27, 2006. The offering resulted in net proceeds to the Company of approximately $36,229, excluding offering expenses of $577. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

10. Stock Options and Stock Option Plan

The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”) which is described below. The compensation cost that has been charged against income before taxes was $694 and $2,035 for the three and nine months ended September 30, 2006, respectively, and $152 for the three and nine months ended September 30, 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $262 and $769 for the three and nine months ended September 30, 2006, respectively, and $57 for the three and nine months ended September 30, 2005. These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

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

Under the 2005 Stock Incentive Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. The 2005 Plan provides that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The following table provides information relating to outstanding stock options for the nine months ended September 30, 2006:

September 30, 2006
Weighted average expected volatility	49%
Weighted average expected life in years	5.77
Weighted average risk free interest rate	4.65%

The Company has not declared dividends since it became a public company and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black–Scholes model. The following table provides information relating to activity in the 2005 Plan during the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	574	$18.91
Granted	446	23.37
Exercised	—	—
Forfeited/expired	137	20.90

Options outstanding at September 30, 2006	883	$20.31	9.15	$(2,388)

Options fully vested and exercisable at September 30, 2006	274	$19.60	9.06	$(554)

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Options nonvested at December 31, 2005	511	$9.77	$4,998
Granted	446	11.93	5,313
Vested	211	10.32	2,176
Forfeited/expired	137	9.68	1,325

Options nonvested at September 30, 2006	609	$10.56	$6,433

As of September 30, 2006, there was $6,433 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 1.62 years.

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

During the three months ended September 30, 2006, 66,667 shares of restricted stock were granted under the Company’s 2006 plan with a market price of $20.25 on the date of the grant. The restrictions will lapse with respect to these shares in approximately 36 equal monthly installments beginning on the date of grant. The shares were recorded at the market value on the date of issuance and are being amortized to operations over the respective vesting period. Compensation expense for the three and nine months ended September 30, 2006, related to these shares of restricted stock was $38. At September 30, 2006, the weighted-average grant date fair value and weighted-average contractual life for outstanding shares of restricted stock was $20.25 and three years, respectively. There were 1,852 shares of restricted stock fully vested with an aggregate intrinsic value of $33 and $1,312 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.42 years as of September 30, 2006.

11. Employee Benefit Plans

The Company implemented a new 401(k) retirement plan for its eligible employees during 2006. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the three and nine months ended September 30, 2006 were $198 and $473, respectively. The Company’s contributions for the three and nine months ended September 30, 2005 were $22 and $33, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 7, 2006 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Overview

We provide contract land drilling services to oil and natural gas exploration and production companies. We currently own a fleet of 65 land drilling rigs, of which 50 are operating, four are in the process of being refurbished and 11 are held in inventory. We also own a fleet of 66 trucks used to transport our rigs.

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

Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 20 inventoried drilling rigs since November 2003. Upon completion of refurbishment, the rigs either met or exceeded our operating expectations. In addition, we have a 41,000 square foot machine shop in Oklahoma City which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our four rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.

We currently operate in Oklahoma, Kansas, Wyoming, the Barnett Shale and Cotton Valley trends and Palo Duro Basin in Texas, the Williston Basin in North Dakota and the Piceance Basin in Colorado. A majority of the wells we have drilled for our customers have been drilled in search of natural gas reserves. Natural gas is often found in deep and complex geologic formations that generally require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 65 rigs includes 38 rigs ranging from 950 to 2,500 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment will be able to, reach the depths required to explore for deep natural gas reserves. Our higher horsepower rigs can also drill horizontal wells, which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, rig inventory and experienced crews position us to benefit from the strong natural gas drilling activity in our core operating areas.

We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into any turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have 25 of our rigs operating under agreements with terms ranging from one to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

For the three and nine-months ended September 30, 2006 and 2005 and years ended December 31, 2005, 2004 and 2003, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Years Ended December 31,
	2006	2005	2006	2005	2005	2004	2003
Average number of operating rigs	47	15	43	13	17	9	7
Revenue days	4,039	1,284	11,024	3,251	5,781	2,733	1,898
Utilization Rates	94%	91%	94%	94%	95%	81%	76%

The annual increases in the number of revenue days in each of 2005, 2004 and 2003 and the period-to-period increase in the three and nine months ended September 30, 2006 as compared to the same period in 2005 are attributable to the increases in the size of our operating rig fleet. Based on our plan to refurbish and deploy our inventoried rigs and current market conditions, we anticipate continued growth in revenue days and stable utilization rates for the balance of 2006.

We devote substantial resources to maintaining, upgrading and expanding our rig fleet. We have completed the refurbishment of nine rigs to date in 2006 and plan on completing the refurbishment of three additional inventoried rigs by the end of 2006.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At September 30, 2006	At December 31,
		2005	2004	2003
Crude oil (Bbl)	$62.91	$61.04	$43.45	$32.52
Natural gas (Mmbtu)	$5.62	$11.23	$6.15	$6.19
U.S. Land Rig Count	1,655	1,391	1,138	1,022

We believe capital spent on incremental natural gas production will be driven by an increase in hydrocarbon demand as well as changes in the supply of natural gas. The Energy Information Administration (EIA) has estimated that U.S. consumption of natural gas exceeded domestic production by 21% in 2005 and forecasts that U.S. consumption of natural gas will exceed U.S. domestic production by 26% in 2010. The EIA also predicts that “lower 48 production of unconventional natural gas is expected to be a major contributor to growth in U.S. natural gas supplies.” However, “LNG imports, Alaskan natural gas production, and lower 48 production from unconventional sources are not expected to increase sufficiently to offset the impacts of resource depletion and increased demand.” In addition, a study published by the National Petroleum Council in September 2003 concluded from drilling and production data over the preceding ten years that average “initial production rates from new wells have been sustained through the use of advanced technology; however, production declines from these initial rates have increased significantly; and recoverable volumes from new wells drilled in mature producing basins have declined over time.” The report went on to state that “without the benefit of new drilling, indigenous supplies have reached a point at which U.S. production declines by 25% to 30% each year” and predicted that in ten years 80% of gas production “will be from wells yet to be drilled.” We believe all of these factors tend to support a higher natural gas price environment, which should create strong incentives for oil and natural gas exploration and production companies to increase drilling activity in the U.S. Consequently, these factors may result in higher rig dayrates and rig utilization.

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

We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operation, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2005, we experienced no losses on the five footage contracts we completed. We did not drill any wells pursuant to footage contracts during the nine months ended September 30, 2006. We are more likely to encounter losses on footage contracts in years in which revenue rates are lower for all types of contracts.

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at September 30, 2006 or December 31, 2005. At September 30, 2006 and December 31, 2005, our contract drilling in progress totaled $2.8 million and $1.2 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress at September 30, 2006 and December 31, 2005, respectively.

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

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three years. Our allowance for doubtful accounts was $334,000 and $330,000 at September 30, 2006 and December 31, 2005, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole.

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

Asset Impairment and Depreciation—We assess the impairment of property and equipment, intangible assets and goodwill whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets and goodwill, at September 30, 2006, would have resulted in a corresponding decrease in our net income of approximately $2.4 million.

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

We capitalize interest cost as a component of drilling rigs refurbished for our own use. During the nine months ended September 30, 2006 and year ended December 31, 2005, we capitalized approximately $2.9 million and $1.2 million, respectively.

Deferred Income Taxes—We primarily provide deferred income taxes for the basis difference in our property and equipment between financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire the stock in an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs and refurbishments over fifteen years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. Therefore, in the first five years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After five years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Other Accounting Estimates—Our other accrued expenses as of September 30, 2006 and December 31, 2005 included accruals of approximately $1.9 million and $16,000, respectively, for costs under our workers’ compensation insurance. We have a deductible of $250,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of September 30, 2006 and December 31, 2005, we had a $2.2 million letter of credit for which we have a deposit account collateralizing the letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.

Recent Highlights

The following are highlights that impacted our liquidity or results of operations for the nine months ended September 30, 2006:

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Contract Drilling Revenue. For the three months ended September 30, 2006, we reported contract drilling revenues of $79.8 million, a 328% increase from revenues of $18.6 million for the same period in 2005. The increase is primarily due to an increase in dayrates, revenue days, utilization rates and average number of rigs working for the three months ended September 30, 2006 as compared to the same period in 2005. Average dayrates for our drilling services increased $3,994, or 28%, to $18,433 for the three months ended September 30, 2006 from $14,439 in the same period in 2005. Revenue days increased 215% to 4,039 days for the three months ended September 30, 2006 from 1,284 days during the same period in 2005. Our average number of operating rigs increased to 47 from 15, or 206%, for the three months ended September 30, 2006 as compared to the same period in 2005. The increase in the number of revenue days for the three months ended September 30, 2006 as compared to the same period in 2005 is attributable to the increase in the size of our operating rig fleet due to acquisitions and refurbishments. Our utilization rate increased to 94% from 91%, or 3%, for the three months ended September 30, 2006 as compared to the same period in 2005. Based on our plans to refurbish and deploy our inventoried rigs and current market conditions, we anticipate continued growth in revenue days and stable utilization rates for the balance of 2006.

Contract Drilling Expense. Contract drilling expense increased $27.6 million to $38.6 million for the three months ended September 30, 2006 from $11.0 million for the same period in 2005. This 251% increase is primarily due to the increase in revenue days, utilization rates and the increase in average number of operating rigs in our fleet for the three months ended September 30, 2006 as compared to the same period in 2005. As a percentage of contract drilling revenue, drilling expense decreased to 48% for the three-month period ended September 30, 2006 from 59% for the same period in 2005 due primarily to the escalation in dayrates.

Depreciation Expense. Depreciation expense increased $6.1 million to $8.1 million for the three months ended September 30, 2006 from $2.0 million for the same period in 2005. The increase is primarily due to the 171% increase in fixed assets, including the deployment of 11 additional rigs from our inventory and the Strata, Eagle, Thomas and Big A acquisitions, as well as incremental increases in ancillary equipment, all of which occurred after the same period in 2005.

General and Administrative Expense. General and administrative expense decreased $957,000 to $4.7 million for the three months ended September 30, 2006 from $5.6 million for the same period in 2005. The decrease is the result of a decrease in payroll costs of $3.1 million offset by an increase in severance expense of $607,000, an increase in stock compensation expense of $580,000, an increase in yard expense of $484,000, and an increase in franchise taxes of $196,000. The decrease in payroll is due to payments of $4.0 million made by Bronco Drilling Holdings, L.L.C., an entity controlled by Wexford, to our former President and Chief Operating Officer, Steve Hale, following completion of our initial public offering in 2005, partially offset by an increase in compensation expense due to our increased employee count due to both organic growth and acquisitions as well as selected wage increases.

Interest Expense. Interest expense increased $182,000 to $526,000 for the three months ended September 30, 2006 from $344,000 for the same period in 2005. The increase is due to an increase in the average debt outstanding for the quarter, partially offset by the capitalization of interest expense related to our rig refurbishment program. We capitalized $855,000 of interest for the three months ended September 30, 2006 as compared to $491,000 for the same period in 2005 as part of our rig refurbishment program.

Tax Expense (Benefit). We recorded a tax expense of $10.5 million for the three months ended September 30, 2006, of which $4.0 million is deferred tax expense. This compares to a deferred tax expense of $3.9 million for the three months ended September 30, 2005. This increase is due primarily to an increase in pre-tax net income.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Contract Drilling Revenue. For the nine months ended September 30, 2006, we reported contract drilling revenues of $203.4 million, a 423% increase from revenues of $38.9 million for the same period in 2005. The increase is primarily due to an increase in dayrates, revenue days and average number of rigs working for the nine months ended September 30, 2006 as compared to the same period in 2005. Average dayrates for our drilling services increased $5,024, or 41%, to $17,153 for the nine months ended September 30, 2006 from $12,129 in the same period in 2005. Revenue days increased 239% to 11,024 days for the nine months ended September 30, 2006 from 3,251 days during the same period in 2005. Our average number of operating rigs increased to 43 from 13, or 236%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in the number of revenue days for the nine months ended September 30, 2006 as compared to the same period in 2005 is attributable to the increase in the size of our operating rig fleet due to acquisitions and refurbishments. Our utilization rate remained constant at 94% for the nine months ended September 30, 2006 as compared to the same period in 2005. Based on our plans to refurbish and deploy our inventoried rigs and current market conditions, we anticipate continued growth in revenue days and stable utilization rates for the balance of 2006.

Contract Drilling Expense. Contract drilling expense increased $75.6 million to $99.5 million for the nine months ended September 30, 2006 from $23.9 million for the same period in 2005. This 317% increase is primarily due to the increase in revenue days and the increase in average number of operating rigs in our fleet for the nine months ended September 30, 2006 as compared to the same period in 2005. As a percentage of contract drilling revenue, drilling expense decreased to 49% for the nine-month period ended September 30, 2006 from 61% for the same period in 2005 due primarily to the escalation in dayrates.

Depreciation Expense. Depreciation expense increased $16.3 million to $21.1 million for the nine months ended September 30, 2006 from $4.9 million for the same period in 2005. The increase is primarily due to the 171% increase in fixed assets, including the deployment of 11 additional rigs from our inventory and the Strata, Eagle, Thomas and Big A acquisitions, as well as incremental increases in ancillary equipment, all of which occurred after the 2005 period.

General and Administrative Expense. General and administrative expense increased $5.0 million to $11.8 million for the nine months ended September 30, 2006 from $6.8 million for the same period in 2005. The increase is the result of an increase in stock compensation expense of $1.9 million, an increase in yard expense of $1.2 million, an increase in severance expense of $607,000, an increase in franchise taxes of $329,000, an increase in professional fees of $303,000, an increase in rent expense of $310,000 and an increase in filing and printing fees of $153,000. The increase in general and administrative expense was partially offset by a decrease in payroll costs of $1.1 million, which was due to payments of $4.0 million made by Bronco Drilling Holdings, L.L.C., an entity controlled by Wexford, to our former President and Chief Operating Officer, Steve Hale, following completion of our initial public offering in 2005, partially offset by an increase in compensation expense due to our increased employee count due to both organic growth and acquisitions as well as selected wage increases.

Interest Expense. Interest expense decreased $5,000 to $647,000 for the nine months ended September 30, 2006 from $652,000 for the same period in 2005. The decrease is due to an increase in capitalization of interest expense related to our rig refurbishment program, partially offset by an increase in the average debt outstanding for the quarter. We capitalized $2.9 million of interest for the nine months ended September 30, 2006 as compared to $1.0 for the same period in 2005 as part of our rig refurbishment program.

Tax Expense (Benefit). We recorded a tax expense of $26.2 million for the nine months ended September 30, 2006, of which $10.7 million is deferred tax expense. This compares to a deferred tax expense of $3.7 for the nine months ended September 30, 2005. This increase is due primarily to our conversion from an LLC to a taxable entity in August 2005 in connection with our initial public offering and an increase in pre-tax net income.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $55.4 million for the nine months ended September 30, 2006 as compared to $4.6 million in 2005. The increase of $50.8 million from 2006 to 2005 was primarily due to increased cash receipts from customers, partially offset by higher cash payments to employees and suppliers.

Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used for investing activities was $112.9 million for the nine months ended September 30, 2006 as compared to $46.2 million for the same period in 2005. During the 2006 period, $17.0 million related to acquisitions and $98.9 million was used to refurbish drilling rigs. These amounts were partially offset by $3.1 million of proceeds received from sale of assets. For the nine months ended September 30, 2005, we used $30.6 million to refurbish our drilling rigs, $14.1 million related to acquisitions and $1.5 million was placed in the restricted account relating to our workers’ compensation.

Financing Activities. Our cash flows provided by financing activities were $43.8 million for the nine months ended September 30, 2006 as compared to $116.3 million for the same period in 2005. Our net cash provided by financing activities for the nine months ended September 30, 2006 related primarily to net proceeds of approximately $36.2 million from our March 2006 public offering of common stock, borrowings of $44.0 million under our credit facility with Fortis Capital, partially offset by principal payments of $30.0 million under our credit facility with Fortis Capital and $4.6 million on a promissory note given in connection with our Strata acquisition. For the nine months ended September 30, 2005, our net cash provided by financing activities related to $89.0 million from our initial public offering, borrowings of $43.0 million under our credit agreement with Merrill Lynch, borrowings of $1.2 from International Bank of Commerce, borrowings of $18.0 million from entities controlled by Wexford Capital LLC, or Wexford, borrowings of $7.5 million from GECC, partially offset by principal payments of $23.8 million to GECC, $18.0 million to entities controlled by Wexford, $1.8 million to International Bank of Commerce, and capital contributions of $1.5 million from entities controlled by Wexford.

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

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The revolving credit facility provides for mandatory prepayments under certain circumstances as more fully discussed in the revolving credit facility. The revolving credit facility contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $3.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolving credit facility may be terminated and all of our obligations under the revolving credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

We are party to term installment loans for an aggregate principal amount of approximately $4.5 million. These term loans are payable in 96 monthly installments, mature in 2013 and 2014 and have an weighted average annual interest rate of 6.94%. The proceeds from these term loans were used to purchase cranes.

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

During 2006, we completed the refurbishment of 11 rigs ranging from 450 to 2,000 horsepower. We incurred refurbishment costs of $61.6 million, ranging from $544,000 to $7.9 million per rig, which were funded with borrowings under our various credit facilities and public offerings.

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

In October 2006, we purchased a 1,000-horsepower electric drilling rig, which we designated Rig No. 37. We paid approximately $7.4 million for this rig. We mobilized Rig No. 37 to East Texas in October 2006.

We intend to refurbish three additional inventoried rigs during the fourth quarter of 2006 at estimated costs (including drill pipe) ranging from $2.2 million to $7.3 million per rig. The actual cost of refurbishing our rigs will depend upon such factors as the availability of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals, shortages of skilled labor and the specific customer requirements.

In April 2006, we entered into an agreement to purchase an approximately 18,100 square foot building located in Oklahoma City, Oklahoma for a total purchase price of $3.0 million, less an amount equal to one-half of the principal reduction on the seller’s loan secured by the property between the effective date of the purchase agreement and the closing. The transaction remains subject to customary closing conditions, but we expect to close on January 2, 2007. At that time, we would pay $1.4 million in cash and assume existing debt of approximately $1.6 million, less one-half of the principal reduction on the sellers’ loan between the effective date and closing. We sublease a total of 9,050 square feet of the building from its current tenants which continues until the closing date for a monthly rental of $8,341.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our new revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to adjusted EBITDA. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $374,000 annually, based on the $60.0 million outstanding in the aggregate under our credit facility as of September 30, 2006.

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

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Registration Statement on Form S-1, File No. 333-134322, filed with the SEC on May 19, 2006 as amended by Amendment No. 1 to Form S-1 filed with the SEC on August 17, 2006 and Amendment No. 2 to Form S-1 on Form S-3 filed with the SEC on September 1, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

Exhibit No.	Description
2.1	Merger Agreement, dated as of August 11, 2005, by and among Bronco Drilling Holdings, L.L.C., Bronco Drilling Company, L.L.C. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333 128861, filed by the Company with the SEC on October 6, 2005

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 11, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S–1, File No. 333–128861, filed by the Company with the SEC on October 6, 2005).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S–1, File No. 333–125405, filed by the Company with the SEC on July 14, 2005).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S–1, File No. 333–125405, filed by the Company with the SEC on August 2, 2005).

*+10.1	Separation Agreement and Release, effective as of August 26, 2006, by and between the Company and Karl W. Benzer.

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a–14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a–14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

+	Management contract, compensatory plan or arrangement.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2006	BRONCO DRILLING COMPANY, INC.

	By:	/s/ Zachary M. Graves
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: November 2, 2006	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)