Form 10-K
period 2006-12-31
Bronco Drilling Company, Inc.
filed 2007-03-08
CIK 1328650

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number 000-51471

Bronco Drilling Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2902156
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16217 North May Avenue	73013
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

(405) 242-4444
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 Par Value per Share	The Nasdaq Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2006), based on the price at which the common equity was last sold on such date: $284,011,792.

As of February 28, 2007, 26,019,441 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2007 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

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

PART I
Item 1. Business

Our Company

    We provide contract land drilling services to oil and natural gas exploration and production companies. As of February 28, 2007, we owned a fleet of 65 land drilling rigs, of which 51 were operating, three were in the process of being refurbished and 11 were held in inventory. As of February 28, 2007, we also owned a fleet of 67 trucks used to transport our rigs. On January 9, 2007, we acquired 31 workover rigs through our acquisition of Eagle Well Service, Inc. Twenty-four of these rigs were in service at the time of the acquisition, and we intend to deploy the remaining seven rigs on a periodic basis with the expectation that all 31 rigs will be in service by July 2007. Seventeen of the acquired workover rigs are less than two years old.

    We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 22 inventoried drilling rigs during the period from November 2003 through December 2006. Upon completion of refurbishment, the rigs either met or exceeded our operating expectations. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our four drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.

    We currently operate our drilling rigs in Oklahoma, Kansas, Texas, Colorado and North Dakota. Our workover rigs are currently operating in Oklahoma, Texas, Kansas and New Mexico. A majority of the wells we have drilled for our customers have been drilled in search of natural gas reserves. Natural gas is often found in deep and complex geologic formations that generally require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 65 rigs includes 38 rigs ranging from 950 to 2,500 horsepower.

Our Acquisitions

The following table summarizes completed acquisitions in which we acquired rigs and rig related equipment since June 2001:

Date	Acquisition	Purchase Price	Number of Land Drilling /Workover Rigs Acquired
June 2001	Ram Petroleum	$1,250,000	1
May 2002	Bison Drilling and Four Aces Drilling	$12,500,000	7
August 2003	Elk Hill Drilling and U.S. Rig & Equipment	$49,000,000	22
July 2005	Strata Drilling and Strata Property	$20,000,000	3
October 2005	Eagle Drilling	$50,000,000	12
October 2005	Thomas Drilling	$68,000,000	13
January 2006	Big A Drilling	$18,150,000	6
January 2007	Eagle Well Services	$33,220,000	31

In May 2002, we purchased seven drilling rigs ranging in size from 400 to 950 horsepower, associated spare parts and equipment, drill pipe, haul trucks and vehicles from Bison Drilling L.L.C. and Four Aces Drilling L.L.C. After accepting delivery of the rigs, we spent approximately $97,000 upgrading the rigs before placing six of them into service.

In August 2003, we purchased all of the outstanding stock of Elk Hill Drilling, Inc. and certain drilling rig structures and components from U.S. Rig & Equipment, Inc., an affiliate of Elk Hill. In these transactions, we acquired drilling rigs and inventoried structures and components which, with refurbishment and upgrades, could be used to assemble 22 drilling rigs. At the date of its acquisition, Elk Hill was an inactive corporation with no customers, employees, operations or operational drilling rigs. We began refurbishing the acquired rigs and have deployed an average of approximately one of these rigs per quarter since November 2003.

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

 In January 2006, we purchased six land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A Drilling for $16.3 million in cash and 72,571 shares of our common stock. In connection with this acquisition we also entered into a lease agreement with an affiliate of Big A Drilling under which we leased a rig refurbishment yard located in Woodward, Oklahoma.  We subsequently exercised our option to purchase the leased premises in February 2007 for $200,000.

On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle Well Services, Inc. and related subsidiaries for $2.5 million in cash, 1,070,390 shares of our common stock, and the assumption of certain liabilities.  We intend to deploy the remaining seven rigs periodically over the coming months with all 31 expected to be active by the end of the second quarter of 2007. For additional information regarding this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Item 2. Properties."

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

Our Fleet of Drilling Rigs

Our rig fleet consists of 65 drilling rigs, of which 51 are currently operating, three are in the process of being refurbished and 11 are held in inventory. We expect to put the three rigs that are currently being refurbished into service by the end of the second quarter of 2007. The following table sets forth information regarding utilization for our fleet of operating drilling rigs:

	For The Year Ended December 31,
	2006	2005	2004
Average number of operating rigs	45	17	9
Average utilization rate	93%	95%	81%

 The following table sets forth information regarding our drilling fleet as of February 28, 2007:

		Drilling
Rig	Design	Depth (ft)	Type	Horsepower

Working Rigs

19	Mid Continent U-1220 EB	25,000	Electric	2,500
18	Gardner Denver 1500E	25,000	Electric	2,000
17	Skytop Brewster NE-95	20,000	Electric	1,700
12	Gardner Denver 1100E	18,000	Electric	1,500
25	Mid Continent U-914	18,000	Electric	1,500
27	Mid Continent U-914	18,000	Electric	1,500
16	Oilwell 840E	18,000	Electric	1,400
20	Mid Continent U-914-EC	18,000	Electric	1,400
21	Mid Continent U-914-EC	18,000	Electric	1,400
15	Mid Continent U-712-EA	16,000	Electric	1,200
14	Mid Continent U-712-EA	16,000	Electric	1,200
77	Ideco 711	16,000	Mechanical	1,200
78	Seaco 1200	12,000	Mechanical	1,200

56	BDW 800 MI	16,500	Mechanical	1,100
60	Skytop Brewster N46	14,000	Mechanical	1,100
57	Continental Emsco D-3	15,000	Mechanical	1,100
11	Gardner Denver 800E	15,000	Electric	1,000
10	Gardner Denver 800E	15,000	Electric	1,000
43	National 80B	15,000	Mechanical	1,000
8	National 80-UE	15,000	Electric	1,000
23	Continental Emsco D-3	15,000	Electric	1,000
22	Continental Emsco D-3	15,000	Electric	1,000
62	Brewster N-75	12,000	Mechanical	1,000
37	Citation A-800	14,000	Mechanical	1,000
3	Cabot 900	10,000	Mechanical	950
4	Skytop Brewster N46	14,000	Mechanical	950
51	Skytop Brewster N42	12,000	Mechanical	850
52	Continental Emsco G-500	11,000	Mechanical	850
53	Skytop Brewster N42	12,000	Mechanical	850
54	Skytop Brewster N46	13,000	Mechanical	850
55	National 50-A	12,000	Mechanical	850
59	Skytop Brewster N46	13,000	Mechanical	850
97	Brewster N-42	12000	Mechanical	850
41	Skytop-Brewster N-46	13,500	Mechanical	800
58	National N55	12,000	Mechanical	800
72	Skytop Brewster N45	10,000	Mechanical	750
75	Ideco 750	14,000	Mechanical	750
76	National N55	12,000	Mechanical	700
42	Gardner Denver 500	12,000	Mechanical	650
94	Skytop Brewster N45	9,000	Mechanical	650
95	Unit U-15	8,000	Mechanical	650
9	Gardner Denver 500	11,000	Mechanical	650
7	Mid Con U36A	12,000	Mechanical	650
6	Mid Con U36A	12,000	Mechanical	650
5	Mid Con U36A	12,000	Mechanical	650
92	Weiss 45	8,000	Mechanical	450
70	National T32	6,000	Mechanical	450
2	Cardwell L-350	6,000	Mechanical	400
91	Ideco H-35	8,000	Mechanical	400
96	Ideco H-35	8,000	Mechanical	400
93	Ideco H-30	8,000	Mechanical	350

Rigs Being Refurbished

29	Mid Continent U-914	18,000	Electric	1,500
26	Ideco 1200E	14,000	Electric	1,200
28	Ideco 1200E	14,000	Electric	1,200

Rigs In Inventory

24	Skytop Brewster N-12	25,000	Electric	2,000
73	Gardner Denver 1500	18,000	Mechanical	2,000
74	National 1320	20,000	Mechanical	2,000
36	Continental Emsco C-1	18,000	Electric	1,500
31	National 80 UE	14,000	Electric	1,000
30	Mid Continent U-914	18,000	Electric	1,500
32	Mid Continent U-914	18,000	Electric	1,500
33	Continental Emsco D-3	15,000	Electric	1,000
35	Supboz 7-11	12,000	Electric	1,000
34	Ideco 900E	12,000	Electric	900
61	National 50-A	11,500	Mechanical	850

Excess Rig Inventory

79	Oilwell 500	10,000	Mechanical	500
80	Mac 400	6,000	Mechanical	400
81	Mid Continent U34B	6,000	Mechanical	400
82	Ideco H-35 Hydrair	6,000	Mechanical	400

Working Rigs

We currently have 51 operating rigs. Twenty-one of the rigs are currently operating on term contracts ranging from one to two years. Thirty of the rigs are operating on a well-to-well basis. Twenty-nine of the fifty-one rigs we currently operate have undergone significant refurbishment since October 2003 by us or the parties from which the rigs were purchased.

Rigs Being Refurbished

We are currently in the process of refurbishing three drilling rigs, all of which we anticipate will be completed by the end of the second quarter of 2007.

Rigs in Inventory

We currently have 11 drilling rigs held in inventory in our rig yards in Oklahoma. We define an inventoried rig as a rig that is included in our refurbishment plan and could be assigned a start and delivery date. We intend to refurbish and deploy our remaining rigs held in inventory on a periodic basis, with such refurbishment commencing upon time of favorable market conditions.

Excess Rig Inventory

We currently have four drilling rigs that we believe can be refurbished, but are not currently part of our refurbishment plan. We periodically review the market, our financial condition and our refurbishment yard capacity to determine if we will add additional rigs to our refurbishment plan.

Other Equipment

As of February 28, 2007, we own a fleet of 67 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites. By owning our own trucks, we reduce the cost of rig moves, downtime between rig moves and general wear and tear on our drilling rigs.

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

    In January 2007, we acquired 31 workover rigs, 24 of which were in service at the time of acquisition, and we intend to deploy the remaining seven workover rigs on a periodic basis with the expectation that all 31 rigs will be in service by July 2007.

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

    The following table presents, by type of contract, information about the total number of wells we completed for our customers during the years ended December 31, 2006, 2005, and 2004

	Year Ended December 31,
	2006	2005	2004
Daywork	449	148	80
Footage	1	5	11
Turnkey	—	—	—
Total	450	153	91

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

Customers and Marketing

We market our rigs to a number of customers. In 2006, we drilled wells for 80 different customers, compared to 52 customers in 2005, and 29 customers in 2004. The following table shows our customers that accounted for more than 5% of our total contract drilling revenue for each of our last three years.

Customer	Total Contract Drilling Revenue Percentage
2006
Chesapeake Energy Corporation	7%
Comstock Oil and Gas	5%

2005
New Dominion, L.L.C	10%
Chesapeake Energy Corporation	9%
Carl E. Gungoll Exploration, L.L.C	6%
Western Oil and Gas Development Co	6%
XTO Energy	5%

2004
Carl E. Gungoll Exploration, L.L.C	11%
Western Oil and Gas Development Co.	9%
New Dominion, L.L.C.	9%
Chesapeake Energy Corporation	7%
XTO Energy	7%
Triad Energy	6%
Ward Petroleum Corp.	6%

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

Our insurance coverage includes property insurance on our rigs, drilling equipment and real property. Our insurance coverage for property damage to our rigs and to our drilling equipment is based on a third party estimate of the appraised value of the rigs and drilling equipment. The policy provides for a deductible on rigs of $1.0 million per occurrence. Our umbrella liability insurance coverage is $25.0 million per occurrence and in the aggregate, with a deductible of $10,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

Employees

As of February 28, 2007, we had approximately 2,050 employees. Approximately 180 of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees who operate or maintain our drilling rigs, workover rigs and rig-hauling trucks. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employees are subject to collective bargaining arrangements.

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

Governmental Regulation

     Our operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Several such laws and regulations relate to the handling, storage and disposal of oilfield waste and restrict the types, quantities and concentrations of such regulated substances that can be released into the environment. Several such laws also require removal and remedial action and other cleanup under certain circumstances, commonly regardless of fault. Planning, implementation and maintenance of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids and other substances may subject us to penalties and cleanup requirements. In addition, our operations are often conducted in or near ecologically sensitive areas, which are subject to special protective measures and which may expose us to additional operating costs and liabilities related to restricted operations, for accidental discharges of oil, natural gas, drilling fluids, contaminated water or other substances or for noncompliance with other aspects of applicable laws and regulations. Historically, we have not been required to obtain environmental or other permits prior to drilling a well. Instead, the operator of the oil and gas property has been obligated to obtain the necessary permits at its own expense.

    The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Safe Drinking Water Act, the Occupational Safety and Health Act, or OSHA, and their state counterparts and similar statutes and related regulations are the primary vehicles for imposition of such requirements and for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard and related regulations, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes and related requlations require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the “Superfund” law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also not uncommon for third parties to file claims for personal injury and property damage caused by substances released into the environment.

Environmental laws and regulations are complex and subject to frequent changes. Failure to comply with governmental requirements or inadequate cooperation with governmental authorities could subject a responsible party to administrative, civil or criminal action. We may also be exposed to environmental or other liabilities originating from businesses and assets that we acquired from others. We believe we are in substantial compliance with applicable environmental laws and regulations and, to date, such compliance has not materially affected our capital expenditures, earnings or competitive position. We do not expect to incur material capital expenditures in our next fiscal year in order to comply with current or reasonably anticipated environment control requirements. However, our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of regulatory noncompliance or contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.

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

    •   our ability to maintain or increase our borrowing capacity

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

    As a component of our business strategy, we have pursued and intend to continue to pursue selected acquisitions of complementary assets and businesses. In May 2002, we purchased seven drilling rigs, associated spare parts and equipment, drill pipe, haul trucks and vehicles. In August 2003, we acquired drilling rigs and inventoried structures and components which, with refurbishment and upgrades, could be used to assemble 22 drilling rigs. In July 2005, we acquired three additional rigs and related inventory, equipment, components and a rig yard. On October 3, 2005, we acquired five operating rigs, seven inventoried rigs and rig equipment and parts. On October 14, 2005, we acquired nine operating rigs, two rigs undergoing refurbishment, two inventoried rigs and rig equipment and parts. On January 18, 2006, we acquired six operating land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment. On January 9, 2007, we acquired 31 workover rigs through our acquisition of Eagle Well Service, Inc. Acquisitions, including those described above, involve numerous risks, including:

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

 In addition, we may not have sufficient capital resources to complete additional acquisitions. Historically, we have funded the acquisition of rigs and the refurbishment of our rig fleet through a combination of debt and equity financing and cash flows from operations. We may incur substantial additional indebtedness to finance future acquisitions and also may issue equity, debt or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible securities could be dilutive to our existing stockholders. Furthermore, we may not be able to obtain additional financing on satisfactory terms. Even if we have access to the necessary capital, we may be unable to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets.

Increases in the supply of rigs could decrease dayrates and utilization rates.

An increase in the supply of land rigs, whether through new construction or refurbishment, could decrease dayrates and utilization rates, which would adversely affect our revenues and profitability. In addition, such adverse affect on our revenue and profitability caused by such increased competition and lower dayrates and utilization rates could be further aggravated by any downturn in oil and natural gas prices. There is currently evidence that there is moderate downward pressure on dayrates and utilization. We believe this is primarily due to the increase in supply of land rigs.

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

    We have refurbished 22 drilling rigs from inventory during the period November 2003 through December 2006 and we intend to refurbish additional rigs from our inventory from time to time as market conditions warrant. We also intend to deploy seven workover rigs by July 2007. Our revenues and profitability could be negatively impacted if we are unable to successfully complete the refurbishment of our inventoried rigs on schedule and within budget and operate those and the other rigs in our fleet at profitable levels. Refurbishment projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could negatively impact our anticipated contract commitments with respect to rigs being refurbished, while significant cost overruns or delays in general could adversely affect our financial condition and results of operations. Moreover, customer demand for newly or recently refurbished rigs may not be as strong as we anticipated, and our inability to obtain contracts on anticipated terms or at all may negatively impact our revenues and profitability.

We have a history of losses and may experience losses in the future.

Although we reported net income of $59.8 million for the year ended December 31, 2006 and net income of $5.1 million for the year ended December 31, 2005, we incurred net losses of $2.8 million, $1.6 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our profitability in the future will depend on many factors, but largely on utilization rates and dayrates for our drilling rigs. Our current utilization rates and dayrates may decline and we may experience losses in the future.

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

For the years ended December 31, 2006 and 2005, 0% and 1%, respectively, of our total revenues was derived from footage contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts as compared to daywork contracts. The risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. The occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a negative impact on our profitability. Similar to our footage contracts, under turnkey contacts drilling companies assume most of the risks associated with drilling operations that the operator generally assumes under a daywork contract. Although we historically have not entered into turnkey contracts, if we were to enter into a turnkey contract or acquire such a contract in connection with future acquisitions, the occurrence of uninsured or under-insured losses or operating cost overruns on such a job could negatively impact our profitability.

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

    A majority of our drilling contracts are with exploration and production companies in search of natural gas. Drilling on land for natural gas generally occurs at deeper drilling depths than drilling for oil. Although deep-depth drilling exposes us to risks similar to risks encountered in shallow-depth drilling, the magnitude of the risk for deep-depth drilling is greater because of the higher costs and greater complexities involved in drilling deep wells. We generally enter into International Association of Drilling Contractors contracts that contain “daywork” indemnification language that transfers responsibility for down hole exposures such as blowout and fire to the operator, leaving us responsible only for damage to our rig and our personnel. If we do not adequately insure the risk from blowouts or if our contractual indemnification rights are insufficient or unfulfilled, our profitability and other results of operation and our financial condition could be adversely affected in the event we encounter blowouts or other significant operating difficulties while drilling at deeper depths. If our primary focus shifts from drilling for customers in search of natural gas to drilling for customers in search of oil, a portion of our rig fleet could be disadvantaged in competing for new oil drilling projects as compared to competitors that primarily use shallower drilling depth rigs when drilling in search of oil.

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

     •   preservation of natural resources; and

     •   worker safety.

Our operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Several such laws and regulations relate to the handling, storage and disposal of oilfield waste and restrict the types, quantities and concentrations of such regulated substances that can be released into the environment. Several such laws also require removal and remedial action and other cleanup under certain circumstances, commonly regardless of fault. Planning, implementation and maintenance of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids and other substances may subject us to penalties and cleanup requirements. In addition, our operations are often conducted in or near ecologically sensitive areas, which are subject to special protective measures and that may expose us to additional operating costs and liabilities for accidental discharges of oil, natural gas, drilling fluids, contaminated water or other substances or for noncompliance with other aspects of applicable laws and regulations. Historically, we have not been required to obtain environmental or other permits prior to drilling a well. Instead, the operator of the oil and gas property has been obligated to obtain the necessary permits at its own expense.

The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, CERCLA, the Safe Drinking Water Act, OSHA and their state counterparts and similar statutes are the primary vehicles for imposition of such requirements and for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication and related regulations standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes and related regulations require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the “Superfund” law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred, and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also not uncommon for third parties to file claims for personal injury and property damage caused by substances released into the environment.

    Environmental laws and regulations are complex and subject to frequent changes. Failure to comply with governmental requirements or inadequate cooperation with governmental authorities could subject a responsible party to administrative, civil or criminal action. We may also be exposed to environmental or other liabilities originating from businesses and assets that we acquired from others. We believe we are in substantial compliance with applicable environmental laws and regulations and, to date, such compliance has not materially affected our capital expenditures, earnings or competitive position. We do not expect to incur material capital expenditures in our next fiscal year in order to comply with current or reasonably anticipated environment control requirements. However, our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of regulatory noncompliance or contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.

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

    Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, particularly the loss of Frank Harrison, our Chief Executive Officer and President or Zachary Graves, our Chief Financial Officer could disrupt our operations resulting in a loss of revenues. Although we have employment contracts with a small number of our employees, as a practical matter such employment agreements will not assure the retention of those employees. In addition, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

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

 If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected with a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our profitability and other results of operations may be adversely affected.

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

Wexford Capital, LLC, through its affiliate Bronco Drilling Holdings, L.L.C., beneficially owns approximately 13.6% of our common stock as of February 27, 2007. As a result, Wexford can exercise influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. The interests of Wexford with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financing and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Wexford’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Prior to our initial public offering in August 2005, there had been no public market for our common stock. Although our common stock is now quoted on The Nasdaq Global Market, we cannot assure you that an active public market will continue to exist for our common stock or that our common stock will continue to trade in the public market at or above the public offering price. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

If a large number of shares of our common stock are sold in the open market, the trading price of our common stock could decrease. As of December 31, 2006, we had an aggregate of 72,562,061 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any approval by our stockholders. We may pursue acquisitions and may issue shares of our common stock in connection with these acquisitions.

Bronco Drilling Holdings, L.L.C., an entity controlled by Wexford, owned approximately 13.6% of our common stock as of February 27, 2007. We have entered into a registration rights agreement with Bronco Drilling Holdings under which Bronco Drilling Holdings has three demand registration rights, as well as “piggyback” registration rights. Such sales by Bronco Drilling Holdings, sales by other security holders or the perception that such sales might occur could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock

Provisions in our organizational documents could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

Our corporate headquarters is located at 16217 North May Avenue, Edmond, Oklahoma in an office building the Company purchased on January 2, 2007. The approximately 18,100 square foot building was purchased for a total purchase price of $3.0 million, less an amount equal to one-half of the principal reduction on the seller’s loan secured by the property between the effective date of the purchase agreement and the closing. The Company paid $1.4 million in cash and assumed existing debt of approximately $1.6 million. Prior to closing, the Company subleased a total of 9,050 square feet of the building from its tenants until the closing date for a monthly rental of $8,341.

We own or lease from unaffiliated third parties the following properties:

     •   a 13 acre yard used for equipment storage and the refurbishment of our inventoried rigs in Duncan, Oklahoma;

     •   a 15 acre yard, which includes an operations office, rig and equipment storage and a repair facility in Oklahoma City, Oklahoma;

     •      Two 16 acre yards used for equipment storage and the refurbishment of our inventoried rigs in Oklahoma City, Oklahoma;

     •      a 10 acre yard used to dispatch trucks in Davis, Oklahoma;

     •   a 10 acre yard used to dispatch trucks in Seminole, Oklahoma;

     •   a 5 acre yard used to dispatch trucks in Woodward, Oklahoma;

     •   a 13 acre yard which includes a machine shop used for drilling rig refurbishment, repair and maintenance in Oklahoma City, Oklahoma;

     •   an 8 acre yard used for equipment storage and the refurbishment of our inventoried rigs in Woodward, Oklahoma;

     •   a  4 acre yard which includes a machine shop used for drilling rig refurbishment, repair and maintenance in El Reno, Oklahoma;

     •   a  4 acre yard which includes a repair shop used for well service equipment storage and workover rig repair in Liberal, Kansas;

     •   a  3 acre yard which includes a repair shop used for well service equipment storage and workover rig repair in Raton, New Mexico;

     •   a  4 acre yard which includes a repair shop used for well service equipment storage and workover rig repair in Guymon, Oklahoma;

     •   a  10 acre yard which includes a repair shop used for well service equipment storage and workover rig repair in Snyder, Texas, and

     •   a  1 acre yard which includes a repair shop used for well service equipment storage and workover rig repair in Ulysses, Kansas.

Item 3. Legal Proceedings

We are plaintiffs in a lawsuit involving Atoka Operating, Inc., the defendant, originally filed by us on September 7, 2004 in the 15th Judicial District Court, Grayson County, Texas. This is a breach of contract suit or, alternatively, a suit on a sworn account wherein we sued the defendant for $942,000 as a result of the defendant’s refusal to make payment pursuant to the terms of a drilling contract. The defendant filed a counterclaim on October 11, 2004 for damages in excess of $2.8 million, alleging breach of contract, negligence, gross negligence and breach of warranties. There is no trial setting for this matter at this time. We are vigorously prosecuting our claims and defending against the counterclaims in this matter and will continue to file appropriate responses, motions and documents as necessary. It is not possible to predict the outcome of this matter.

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

We did not submit any matter to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    Market Information

    Our common stock has been quoted on The Nasdaq Global Market (formally The Nasdaq National Market) under the symbol “BRNC” since August 16, 2005. The following table sets forth for the indicated periods the high and low sale prices of our common stock as quoted on The Nasdaq Global Market.

	High	Low
Year Ending December 31, 2005:
Third Quarter (since August 16, 2005)	$30.00	$18.00
Fourth Quarter	$29.10	$20.97

Year Ending December 31, 2006:
First Quarter	$32.00	$22.50
Second Quarter	$29.57	$17.50
Third Quarter	$21.41	$16.01
Fourth Quarter	$19.69	$15.25

Year Ending December 31, 2007:
First Quarter (through February 28, 2007)	$16.49	$13.61

On February 28, 2007, the last reported sale price of our common stock on The Nasdaq Global Market was $15.02 and we had approximately 11,000 beneficial holders of our common stock.

Dividend Policy

We have never declared or paid dividends on our company stock, and we currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, the terms of our credit facility prohibit us from paying dividends and making other distributions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our equity compensation plan as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	832	$20.39	1,601
Equity compensation plans not approved by security holder	—	—	—
	832	$20.39	1,601

Item 6. Selected Financial Data.

The following table sets forth our selected historical financial data as of and for each of the years indicated. We derived the selected historical financial data as of and for each of the years ended 2006, 2005, 2004, 2003 and 2002 from our historical audited consolidated financial statements. You should review this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated historical financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2006	2005	2004	2003	2002

Consolidated Statements of Operations Information:
Contract drilling revenues	$285,828	$77,885	$21,873	$12,533	$3,115
Costs and expenses:
Contract drilling	139,607	44,695	18,670	10,537	3,239
Depreciation and amortization	30,335	9,143	3,695	1,985	1,122
General and administrative	15,709	9,395	1,714	1,226	676

Total operating costs and expenses	185,651	63,233	24,079	13,748	5,037

Income (loss) from operations	100,177	14,652	(2,206)	(1,215)	(1,922)

Other income (expense):
Interest expense	(1,736)	(1,415)	(285)	(21)	-
Loss from early extinguishment of debt	(1,000)	(2,062)	-	-	-
Interest income	164	432	10	3	5
Other income	284	53	-	-	-

Total other income (expense)	(2,288)	(2,992)	(275)	(18)	5

Income (loss) before income taxes	97,889	11,660	(2,481)	(1,233)	(1,917)
Income tax expense	38,056	6,529	285	317	-

Net income (loss)	$59,833	$5,131	$(2,766)	$(1,550)	$(1,917)

Income per common share-Basic	$2.43	$0.32

Income per common share-Diluted	$2.43	$0.31

Weighted average number of shares outstanding-Basic	24,585	16,259

Weighted average number of shares outstanding-Diluted	24,623	16,306

Pro Forma C Corporation Data (Unaudited): (1)
Historical income (loss)
before income taxes		$11,660	$(2,481)	$(1,233)	$(1,917)
Pro forma provision (benefit) for income
taxes		4,396	(935)	(465)	(723)

Pro forma income (loss)		$7,264	$(1,546)	$(768)	$(1,194)

Pro forma income (loss) per common share basic and diluted		$0.45	$(0.12)	$(0.06)	$(0.09)

Weighted average pro forma shares outstanding-Basic		16,259	13,360	13,360	13,360
Weighted average pro forma shares outstanding-Diluted		16,306	13,360	13,360	13,360

Other Financial Data (Unaudited):
Calculation of EBITDA (2):
Net income (loss)	$59,833	$5,131	$(2,766)	$(1,550)	$(1,917)
Interest expense	1,736	1,415	285	21	-
Income tax expense	38,056	6,529	285	317	-
Depreciation and amortization	30,335	9,143	3,695	1,985	1,122

EBITDA (2)	$129,960	$22,218	$1,499	$773	$(795)

Consolidated Cash Flow Information:
Net cash provided (used) by:
Operating activities	$93,053	$3,318	$2,364	$(1,914)	$(890)
Investing activities (3)	(143,199)	(190,326)	(19,511)	(4,846)	(12,879)
Financing activities	43,715	202,908	16,623	7,798	14,103

	As of December 31,
	2006	2005	2004	2003	2002

Consolidated Balance Sheet Information:
Total current assets	$73,372	$53,953	$8,118	$5,682	$1,495
Total assets	482,488	330,520	90,143	71,920	15,629
Total debt	64,727	51,825	18,100	4,300	-
Total liabilities	142,503	91,184	39,340	21,218	620
Total stockholders'/members' equity	339,985	239,336	50,803	50,702	15,009

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

(2)   EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable Generally Accepted Accounting Principles ("GAAP") financial measure, plus interest expense, income tax expense and depreciation and amortization. We have presented EBITDA because we use EBITDA as an integral part of our internal reporting to measure our performance and to evaluate the performance of our senior management. We consider EBITDA to be an important indicator of the operational strength of our business. EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management evaluates the costs of such tangible and intangible assets and the impact of related impairments through other financial measures, such as capital expenditures,  investment spending and return on capital. Therefore, we believe that EBITDA provides useful information to our investors regarding our performance and overall results of operations. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA measure presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

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

Overview

We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into any turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although, we currently have 20 of our rigs operating under agreements with initial terms ranging from one to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

A significant performance measurement in our industry is operating rig utilization. We compute operating rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned the operating rig. Revenue days for each operating rig are days when the rig is earning revenues under a contract, i.e. when the rig begins moving to the drilling location until the rig was released from the contract. On daywork contracts, during the mobilization period we typically receive a fixed amount of revenue based on the mobilization rate stated in the contract. We begin earning our contracted daywork rate  and mobilization revenue when we begin drilling the well. Occasionally, in periods of increased demand, we will receive a percentage of the contracted dayrate during the mobilization period. We account for these revenues as mobilization fees.

    For the years ended December 31, 2006, 2005 and 2004, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Year Ended December 31,
	2006	2005	2004
Utilization rates	93%	95%	81%
Revenue days	15,202	5,781	2,733
Average number of operating rigs	45	17	9

The annual increases in the number of revenue days in each of 2006, 2005 and 2004 are attributable to the increases in the size of our operating rig fleet.

We devote substantial resources to maintaining, upgrading and expanding our rig fleet. We substantially completed the refurbishment of 12 rigs in 2006, six rigs in 2005 and plan on refurbishing three inventoried rigs during 2007.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At December 31,
	2006	2005	2004
Crude oil (Bbl).	$ 61.05	$ 61.04	$ 43.45
Natural gas (MMbtu)	$ 6.30	$ 11.23	$ 6.15
U.S. land rig count	1,626	1,391	1,138

On February 28, 2007, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $61.79 per barrel and $7.30 per MMbtu, respectively. The Baker Hughes domestic land rig count as of February 23, 2007 was 1,637. Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.

We believe capital spent on incremental natural gas production will be driven by an increase in hydrocarbon demand as well as changes in supply of natural gas. The Energy Information Administration estimated that U.S. consumption of natural gas exceeded domestic production by 16% in 2005 and forecasts that U.S. consumption of natural gas will exceed U.S. domestic production by 24% in 2010. In addition, a study published by the National Petroleum Council in September 2003 concluded from drilling and production data over the preceding ten years that average “initial production rates from new wells have been sustained through the use of advanced technology; however, production declines from these initial rates have increased significantly; and recoverable volumes from new wells drilled in mature producing basins have declined over time.” The report went on to state that “without the benefit of new drilling, indigenous supplies have reached a point at which U.S. production declines by 25% to 30% each year” and predicted that in ten years eighty percent of gas production “will be from wells yet to be drilled.” We believe all of these factors tend to support a higher natural gas price environment, which should create strong incentives for oil and natural gas exploration and production companies to increase drilling activity in the U.S. Consequently, these factors may result in higher rig dayrates and rig utilization.

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

Revenue and Cost Recognition—We earn our revenues by drilling oil and natural gas wells for our customers under daywork or footage contracts, which usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. Mobilization revenues and costs are deferred and recognized over the drilling days of the related drilling contract. Individual contracts are usually completed in less than 120 days. We follow the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, drilling revenues and costs related to a well in progress are recognized proportionately over the time it takes to drill the well.

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

We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2005, we experienced no losses on the five footage contracts we completed. During 2006, we did not experience a loss on the one footage contract we completed. We are more likely to encounter losses on footage contracts in years in which revenue rates are lower for all types of contracts.

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at December 31, 2006 or December 31, 2005. At December 31, 2006 and 2005, our contract drilling in progress totaled $2.0 million and $1.2 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three years. Our allowance for doubtful accounts was $400,000 and $330,000 at December 31, 2006 and December 31, 2005, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

    If a customer defaults on its payment obligation to us under a footage contract, we would need to rely on applicable law to enforce our lien rights, because our footage contracts do not expressly grant to us a security interest in the work we have completed under the contract and we have no ownership rights in the work-in-progress or completed drilling work, except any rights arising under the applicable lien statute on foreclosure. If we were unable to drill to the agreed on depth in breach of the contract, we might also need to rely on equitable remedies outside of the contract, including quantum merit, available in applicable courts to recover the fair value of our work-in-progress under a footage contract.

Asset Impairment and Depreciation—We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets, and goodwill, at December 31, 2006, would have resulted in a corresponding decrease in our net income of approximately $2.5 million.

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

We capitalize interest cost as a component of drilling rigs refurbished for our own use. During the years ended December 31, 2006 and 2005, we capitalized approximately $3.6 million and $1.2 million, respectively.

Stock Based Compensation--- We have adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award. Stock compensation expense was $2.8 million and $589,000 for 2006 and 2005, respectively.

The fair value of each option award is estimated on the date of grant using a Black Scholes valuation model that uses various assumptions related to volatility, expected life, forfeitures, exercise patterns, risk free rates and expected dividends. Expected volatilities are based on the historical volatility of a selected peer and other factors. The majority of our options are held by employees that make up one group with similar expected exercise behavior for valuation purposes. The expected term of options granted is estimated based on an average of the vesting period and the contractual period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

We have not declared dividends since we became a public company and do not intend to do so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted short cut method. In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black-Scholes model.

Under our 2005 Stock Incentive Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. The 2005 Plan provides that all options must have an exercise price not less than the fair market value of our common stock on the date of the grant.

Deferred Income Taxes—We provide deferred income taxes for the basis difference in our property and equipment, stock compensation expense and other items between financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire the stock in an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs and refurbishments over fifteen years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. Therefore, in the first five years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After five years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Other Accounting Estimates—Our other accrued expenses as of December 31, 2006 and December 31, 2005 included accruals of approximately $1.9 million and $16,000, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1 million per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of December 31, 2006, we had a $2.6 million letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims. We also have a self-insurance program for major medical hospitalization and dental coverage for employees and their dependents. The Company recognizes both reported and incurred, but not reported costs related to the self-insurance portion of our health insurance. Since the accrual is based on estimates of expenses for claims, the ultimate amounts paid may differ from accrued amounts.

Year in Review Highlights

The following are recent highlights that have impacted our results of operations for the year ended December 31, 2006:

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

Recent Developments

    On January 2, 2007, we purchased an approximately 18,100 square foot building located in Oklahoma City, Oklahoma for a total purchase price of $3.0 million, less an amount equal to one-half of the principal reduction on the seller’s loan secured by the property between the effective date of the purchase agreement and the closing. We paid $1.4 million in cash and assumed existing debt of approximately $1.6 million. Prior to closing, we subleased a total of 9,050 square feet of the building from its tenants until the closing date for a monthly rental of $8,341.

    On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle Well Services, Inc. and related subsidiaries for $2.5 million in cash, 1,070,390 shares of our common stock, and the assumption of debt of $5.5 million, liabilities of $2.6 million and additional deferred income taxes of $7.2 million. We intend to deploy the remaining seven rigs periodically over the coming months with the expectation that all 31 will be in service by the end of the second quarter of 2007.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Contract Drilling Revenue. For the year ended December 31, 2006, we reported contract drilling revenues of approximately $285.8 million, a 267% increase from revenues of $77.9 million for 2005. The increase is primarily due to increases in dayrates, revenue days and average number of rigs working for the year ended December 31, 2006 as compared to 2005. Average dayrates for our drilling services increased $3,932, or 29%, to $17,385 for the year ended December 31, 2006 from $13,453 in 2005. Revenue days increased 163% to 15,202 days for the year ended December 31, 2006 from 5,781 days during 2005. Our average number of operating rigs increased to 45 from 17, or 165%, for the year ended December 31, 2006 as compared to 2005. The increase in the number of revenue days for the year ended December 31, 2006 as compared to 2005 is attributable to the increase in the size of our operating rig fleet. These increases were partially offset by a slight decrease in utilization to 93% from 95% for the year ended December 31, 2006 as compared to 2005.

Contract Drilling Expense. Contract drilling expense increased $94.9 million to $139.6 million for the year ended December 31, 2006 from $44.7 million in 2005. This 212% increase is primarily due to the increases in revenue days and average number of operating rigs in our fleet for the year ended December 31, 2006 as compared to 2005. As a percentage of contract drilling revenue, drilling expense decreased to 49% for the year ended December 31, 2006 from 57% in 2005.due to primarily an escalation in dayrates.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $21.2 million to $30.3 million for the year ended December 31, 2006 from $9.1 million in 2005. The increase is primarily due to the 60% increase in fixed assets, including the substantial completion of 12 additional rigs from our inventory during 2006, the Big A acquisition and a full year of depreciation and amortization expense associated with the Strata, Eagle, and Thomas acquisition.

General and Administrative Expense. General and administrative expense increased $6.3 million, or 67%, to $15.7 million for the year ended December 31, 2006 from $9.4 million in 2005. This primarily resulted from a $2.2 million increase in stock compensation expense, a $1.6 million increase in yard expense, an increase of $565,000 in severance expense, an increase of $493,000 in professional fees, an increase in franchise taxes of $349,000, a $286,000 increase in rent expense and an increase in filing fees of $148,000. These increases were partially offset by a decrease in payroll costs of $620,000 and a decrease in administrative reimbursement costs of $245,000. The decrease in payroll costs to $5.2 million for the year ended December 31, 2006 from $5.8 million in 2005 is primarily due to payments made in 2005 by Bronco Drilling Holdings, L.L.C. to our former President and Chief Operating Officer, Steve Hale, following successful completion of our initial public offering. Although we did not make the payment, we were required to account for these payments as a capital contribution to us in the amount of $4.0 million and compensation expense of $4.0 million. The remaining increase in payroll costs is due to our increased employee count and related wage increases during 2005. The decrease in administrative reimbursement to $54,000 for the year ended December 31, 2006 from $299,000 in 2005 is due to the termination of our administrative services agreement with Gulfport Energy Corporation, or Gulfport, effective April 1, 2006. The increase in severance expense to $565,000 for the year ended December 31, 2006 from $0 for the year ended December 31, 2005 is due to payments made to our former Chief Operating Officer, Karl Benzer, upon termination of his employment in 2006. The increase in professional fees to $1.1 million for the year ended December 31, 2006 from $619,000 in 2005 is due to an increase in accounting and legal expense.

Interest Expense. Interest expense increased $300,000 to $1.7 million for the year ended December 31, 2006 from $1.4 million in 2005. The increase is due to an increase in the average debt outstanding for the year, partially offset by the capitalization of interest expense related to our rig refurbishment program. We capitalized $3.6 million of interest for the year ended December 31, 2006 as compared to $1.2 million for the same period in 2005 as part of our rig refurbishment program.

Income Tax Expense. We recorded an income tax expense of $38.1 million for the year ended December 31, 2006. This compares to an income tax expense of $6.5 million in 2005. This increase is primarily due to an increase in pre-tax income of $86.2 million to $97.9 million for the year ended December 31, 2006 from $11.7 million in 2005, an increase in our effective tax rate and our conversion from a limited liability company to a taxable entity in August 2005 in connection with our initial public offering.

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

Contract Drilling Expense. Contract drilling expense increased $26.0 million to $44.7 million for the year ended December 31, 2005 from $18.7 million in 2004. This 143% increase is primarily due to the increases in revenue days, average number of operating rigs in our fleet and in rig utilization for the year ended December 31, 2005 as compared to 2004. As a percentage of contract drilling revenue, drilling expense decreased to 57% for the year ended December 31, 2005 from 85% in 2004 for the reasons discussed above.

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

General and Administrative Expense. General and administrative expense increased $7.7 million, or 453%, to $9.4 million for the year ended December 31, 2005 from $1.7 million in 2004. This primarily resulted from a $5.1 million increase in payroll costs, a $184,000 increase in administrative reimbursement, an increase of $52,000 in bad debt expense, an increase of $589,000 in stock compensation expense and lease expense and professional fee increases of $271,000 and $540,000, respectively. The increase in payroll costs to $5.8 million for the year ended December 31, 2005 from $672,000 in 2004 is primarily due to payments made by Bronco Drilling Holdings, L.L.C. to our former President and Chief Operating Officer, Steve Hale, following successful completion of our initial public offering. Although we did not make the payment, we are required to account for these payments as a capital contribution to us in the amount of $4.0 million and compensation expense of $4.0 million. The remaining increase in payroll costs is due to our increased employee count and related wage increases during 2005. The increase in administrative reimbursement to $299,000 for the year ended December 31, 2005 from $115,000 in 2004 is due to the new administrative services agreement entered into with Gulfport and the increased level of services provided thereunder. The increase in lease expense to $358,000 for the year ended December 31, 2005 from $87,000 in 2004 is primarily due to the lease of additional yards that were part of the Elk Hill acquisition. The increase in professional fees to $620,000 for the year ended December 31, 2005 from $80,000 in 2004 is due to an increase in audit and legal expense. The remaining increase in compensation expense is due to our increased employee count resulting from both organic growth and the Strata, Hays, Eagle and Thomas acquisitions, as well as selected wage increases.

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

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $93.1 million in 2006, $3.3 million in 2005 and $2.4 million in 2004. The increase of $89.8 million from 2005 to 2006 and $900,000 from 2004 to 2005 was primarily due to increased cash receipts from customers, partially offset by higher cash payments to employees and suppliers.

Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and for the refurbishment of our rigs. We used cash for investing activities of $143.2 million for 2006 as compared to approximately $190.3 million for 2005, and $19.5 million for 2004. In 2006, approximately $17.0 million was used for acquisitions made during 2006 and related transaction costs, $130.0 million was used to refurbish drilling rigs and $416,000 was placed in a restricted account as security for a letter of credit issued to our workers’ compensation insurance carrier, which amounts were partially offset by $4.8 million from the sale of assets. In 2005, approximately $135.2 million was used for acquisitions made during 2005 and related transaction costs, $53.6 million was used to refurbish drilling rigs and $1.5 million was placed in a restricted account as security for a letter of credit issued to our workers’ compensation insurance carrier. In 2004, we refurbished four drilling rigs at an aggregate cost of approximately $19.5 million.

Financing Activities. Our cash flows provided by financing activities were $43.7 million for 2006 as compared to $202.9 million for 2005, and $16.6 million for 2004. Our net cash provided by financing activities for 2006 related to net proceeds of approximately $36.2 million from our public offering, borrowings of $44.0 million under our credit agreement with Fortis, partially offset by principal payments on borrowings of $34.9 million to Fortis. Our net cash provided by financing activities for 2005 related to net proceeds of approximately $176.0 million from our initial and follow-on public offerings, borrowings of $43.0 million under our credit agreement with Merrill Lynch, borrowings of $68.0 million from Solitair LLC, Theta Investors LLC and Alpha Investors LLC, entities controlled by Wexford Capital LLC, or Wexford, borrowings of $7.5 million from GECC, and borrowings of $1.2 million from International Bank of Commerce, partially offset by principal payments on borrowings of $23.8 million to GECC, $68.0 million to Solitair LLC and Alpha Investors LLC, and capital contributions of $1.5 million from entities controlled by Wexford. For 2004, our net cash provided by financing activities related to $15.0 million borrowed under our credit facility with GECC borrowings of $500,000 from International Bank of Commerce, principal payments of $1.7 million to GECC, and capital contributions of $2.9 million from entities controlled by Wexford.

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

    On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement. Our borrowings under this revolving credit facility were use to fund a portion of the Big A Drilling acquisition and to repay in full all outstanding borrowings under our term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

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

We are party to term installment loans for an aggregate principal amount of approximately $4.5 million. These term loans are payable in 96 monthly installments, mature in 2013 and 2014 and have a weighted average annual interest rate of 6.94%. The proceeds from these term loans were used to purchase cranes.

Issuances of Equity. Our equity holders contributed capital in the amount of $1.5 million during 2005.

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

In connection with our acquisitions of Hays Trucking, Inc., Big A Drilling, and Eagle Well Services, Inc. we issued 65,368, 72,571, and 1,070,390 shares of our common stock, respectively. See “—Capital Expenditures” below.

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

During 2004 we completed the refurbishment of four rigs ranging from 1,000 to 2,000 horsepower. We incurred aggregate refurbishment costs of $13.0 million, ranging from $2.3 million to $4.8 million per rig, which were funded with borrowings under our GECC credit facility.

During 2005, we completed the refurbishment of six rigs, ranging from 950 to 2,500 horsepower. We incurred aggregate refurbishment costs of $34.3 million, ranging from $4.5 million to $6.6 million per rig, which were funded with borrowings under our various credit facilities and proceeds from our initial public offering.

During 2006, we substantially completed the refurbishment of 12 rigs ranging from 450 to 1,500 horsepower. We incurred refurbishment costs of $67.7 million, ranging from $544,000 to $7.9 million per rig, which were funded with borrowings under our various credit facilities, public offerings, and cash flows from operations.

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

We intend to refurbish three inventoried rigs during 2007 at estimated costs (including drill pipe) ranging from $7.1 million to $8.5 million per rig. The actual cost of refurbishing our rigs will depend upon such factors as the availability of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals, shortages of skilled labor and the specific customer requirements.

On January 2, 2007, we purchased an approximately 18,100 square foot building located in Edmond, Oklahoma for cash of $1.4 million and the assumption of existing debt of approximately $1.6 million, less one-half of the principal reduction on the sellers’ loan secured by the property between the effective date and closing. Prior to closing on the building we subleased a total of 9,050 square feet of the building from its current tenants for a monthly rental of $8,341.

On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle Well Services, Inc. and related subsidiaries for $2.5 million in cash, 1,070,390 shares of our common stock and the assumption of debt of $5.5 million, liabilities of $2.6 million and additional deferred income taxes of $7.2 million. We intend to deploy the remaining seven rigsperiodically over the coming months with the expectation that all 31 will be in service by the end of the second quarter of 2007.

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

Contractual and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2006 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1	1-3 years	4-5 years	More than 5
		year			years
Short and long-term debt	$64,727	$636	$61,955	$631	$1,505
Operating lease obligations	2,292	450	906	414	522

Total	$67,019	$1,086	$62,861	$1,045	$2,027

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting For Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have substantially completed our evaluation of the impact of FIN 48 will have on our financial statements when adopted. We currently do not expect the adoption of FIN 48 to have a significant effect on our financial statements or our ability to comply with our current debt covenants.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our new revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to adjusted EBITDA. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $392,000 annually, based on the $63.0 million outstanding in the aggregate under our credit facility as of February 28, 2007.

Item 8. Financial Statements and Supplementary Data.

Our Financial Statements begin on page 31 of this Form 10-K, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

Item 9A. Controls and Procedures.

 Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Annual Report on Form 10−K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 our disclosure controls and procedures are effective.

    Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report on Form 10−K was prepared, as appropriate to allow timely decision regarding the required disclosure.

Management's Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that:

(i)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(ii)     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors and

(iii)     provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
The independent registered public accounting firm that audited the Company's financial statements, Grant Thornton LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting and on management's assessment of the Company's internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting -
    There were no changes in internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors
Bronco Drilling Company, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing under item 9A, that Bronco Drilling Company, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’/stockholders’equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 28, 2007

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The information relating to this Item 10 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

Item 11. Executive Compensation.

The information relating to this Item 11 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to this Item 12 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Administrative Services Agreement and Lease of Space

Effective April 1, 2005, the Company entered into an administrative services agreement with its affiliate Gulfport Energy Corporation (“Gulfport”). Under this agreement, Gulfport agreed to provide certain services to the Company, including accounting, human resources, legal and technical support services. In return for the services, the Company agreed to pay Gulfport an annual fee of approximately $414,000 payable in equal monthly installments during the term of this agreement. In addition, the Company leased approximately 1,200 square feet of office space from Gulfport for the Company’s headquarters for an annual rent of $20,880 payable in equal monthly installments. The services the Company received under the administrative services agreement and the fees for such services could be amended by mutual agreement of the parties. In January 2006, the Company reduced the level of administrative services being provided by Gulfport and increased its office space to approximately 2,500 square feet. As a result, the Company’s annual fee for administrative services was reduced to approximately $150,000 and its annual rental was increased to approximately $44,000. The administrative services agreement had a three-year term, and upon expiration of that term the agreement would continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement was terminable (1) by the Company at any time with at least 30 days prior written notice to Gulfport and (2) by either party if the other party is in material breach of the agreement and such breach had not been cured within 30 days of receipt of written notice of such breach. The Company terminated the administrative services agreement effective April 1, 2006. The Company paid Gulfport approximately $96,000, $353,000, and $115,000 in consideration for these services during 2006, 2005, and 2004, respectively. At December 31, 2006 and December 31, 2005, approximately $0 and $47,000, respectively, was owed to Gulfport and included in accounts payable. Prior to entry into this administrative services agreement, we reimbursed Gulfport for its dedicated employee time, office space and general and administrative costs based upon the pro rata share of time its employees spent performing services for the Company.

Credit Facilities

On July 1, 2004, we entered into a revolving line of credit with International Bank of Commerce with a borrowing base of the lesser of $2.0 million or 80% of current receivables. Borrowings under this line bore interest at a rate equal to the greater of 4% or JPMorgan Chase prime. Accrued but unpaid interest was payable monthly. On January 1, 2005, we amended our line of credit with International Bank of Commerce to increase the borrowing base to the lesser of $3.0 million or 80% of current receivables. Our performance obligations under this credit facility were guaranteed by Wexford Partners VI, L.P., a fund controlled by Wexford, and Taurus Investors, LLC a member of our predecessor company that is also controlled by Wexford. The line of credit had a maturity date of November 1, 2006. It was repaid in full in January 2006 with a portion of the proceeds from our new revolving facility and then terminated.

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

Drilling Services

During 2006, 2005, and 2004 we received $9.2 million, $2.5 million, and $0, respectively, for drilling services rendered to Windsor Energy Group, LLC, an affiliate of Wexford. On January 26, 2006, we entered into a term contract with Windsor, in which we agreed to provide Windsor a drilling rig for a period of two years. Under the terms of this contract, Windsor agreed to pay us a day work rate of $21,000 for the first twelve months of the contract term and a day work rate of $23,000 for the subsequent twelve months of the contract term. On July 20, 2005, we entered into a term contract with Windsor, in which we agreed to provide Windsor a drilling rig for a period of seventeen months. Under the terms of this contract, Windsor agreed to pay us a day work rate of $16,000 for the first five months of the contract term and a day work rate of $17,000 for the subsequent twelve months of the contract term. During 2006 we received $835,000 for drilling services rendered to Diamondback Energy Services, LLC, an entity controlled by Wexford.

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

Item 14. Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:
1. Financial Statements
See Index to Consolidated Financial Statements on page 31 of this Form 10-K.
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

2.2
Agreement and Plan of Merger by and among the Company, BDC Acquisition Company, Eagle Well Services Inc. (“Eagle”), and the stockholders of Eagle dated as of January 9, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on January 16, 2007).

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

+10.3
Consulting Agreement, dated February 28, 2006, by and between the Company and Michael O. Thompson (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 000-51471, filed by the Company with the SEC on March 7, 2006).

10.4
Daywork Drilling Contract, dated as of January 26, 2006, by and between Windsor Energy Resources, Inc. and the Company (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company with the SEC on ).

+10.5	Bronco Drilling Company, Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement, filed by the Company with the SEC on April 28, 2006).

+10.6
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2006).

+10.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2006).

+10.8
Employment Agreement, dated effective as of August 8, 2006, by and between the Company and D. Frank Harrison
(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 10, 2006).

+10.9
Employment Agreement, dated effective as of August 8, 2006, by and between the Company and Zachary M. Graves
(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 10, 2006).

+10.10
Employment Agreement, dated effective as of August 8, 2006, by and between the Company and Mark Dubberstein
(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 10, 2006).

+10.11
Separation Agreement, dated effective as of August 26, 2006, by and between the Company and Karl W. Benzer
(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the SEC on November 2, 2006).

*21.1	List of the Company’s Subsidiaries.

*23.1	Consent of Grant Thornton LLP

*24.1	Power of Attorney (included on signature page).

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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

BRONCO DRILLING COMPANY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors
Bronco Drilling Company, Inc.

We have audited the accompanying consolidated balance sheets of Bronco Drilling Company, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’/stockholders’equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bronco Drilling Company, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 28, 2007

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share par value)

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,608	$17,039
Receivables
Trade, net of allowance for doubtful accounts of
$400 and $330 in 2006 and 2005, respectively	60,282	35,078
Contract drilling in progress	1,989	1,226
Current deferred income taxes	155	125
Prepaid expenses	338	485

Total current assets	73,372	53,953

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	396,499	252,709
Transportation, office and other equipment	29,928	14,149
	426,427	266,858
Less accumulated depreciation	44,505	15,965
	381,922	250,893

OTHER ASSETS
Goodwill	21,280	20,774
Restricted cash and deposit	2,600	2,184
Intangibles, net, and other	3,314	2,716
	27,194	25,674

	$482,488	$330,520

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$19,677	$10,847
Accrued liabilities
Payroll related	7,587	2,737
Deferred revenue and other	4,180	3,062
Income tax payable	3,724	1,372
Note payable	-	7,503
Current maturities of long-term debt	636	8,012

Total current liabilities	35,804	33,533

LONG-TERM DEBT, less current maturities	64,091	36,310

DEFERRED INCOME TAXES	42,608	21,341

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 24,938 shares and 23,165
issued and outstanding at December 31, 2006 and 2005	250	232

Additional paid-in capital	279,355	238,557

Retained earnings	60,380	547
Total stockholders' equity	339,985	239,336

	$482,488	$330,520

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

REVENUES
Contract drilling revenues, including 4%, 3% and 0%	$285,828	$77,885	$21,873
to related parties
EXPENSES
Contract drilling	139,607	44,695	18,670
Depreciation and amortization	30,335	9,143	3,695
General and administrative	15,709	9,395	1,714
	185,651	63,233	24,079

Income (loss) from operations	100,177	14,652	(2,206)

OTHER INCOME (EXPENSE)
Interest expense	(1,736)	(1,415)	(285)
Loss from early extinguishment of debt	(1,000)	(2,062)	-
Interest income	164	432	10
Other	284	53	-
	(2,288)	(2,992)	(275)
Income (loss) before income taxes	97,889	11,660	(2,481)
Income tax expense	38,056	6,529	285

NET INCOME (LOSS)	$59,833	$5,131	$(2,766)

Income per common share-Basic	$2.43	$0.32

Income per common share-Diluted	$2.43	$0.31

Weighted average number of shares outstanding-Basic	24,585	16,259

Weighted average number of shares outstanding-Diluted	24,623	16,306

PRO FORMA INFORMATION (unaudited):

Historical income (loss) before income taxes		$11,660	$(2,481)
Pro forma provision (benefit) for income taxes		4,396	(935)
Pro forma income (loss)		$7,264	$(1,546)

Pro forma income (loss) per common share-Basic and Diluted		$0.45	$(0.12)

Weighted average number of shares outstanding-Basic		16,259	13,360

Weighted average number of shares outstanding-Diluted		16,306	13,360

The accompanying notes are an integral part of these statements.

Bronco Drilling Company Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF MEMBERS'/STOCKHOLDERS' EQUITY
(Amounts in thousands)

				Additional		Total
	Members'	Common	Common	Paid In	Retained	Stockholders'
	Equity	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2003	$50,702	$-	$-	$-	$-	$

Net loss	(2,766)	-	-	-	-

Capital Contributions	2,867	-	-	-	-	-

Balance as of December 31, 2004	50,803	-	-	-	-	-

Net income through August 15, 2005	4,584	-	-	-	-	-

Conversion to a Delaware corporation	(55,387)	13,360	134	55,254	-	55,388

Issuance of common stock in initial public offering;
net of related expenses of $1,354	-	5,715	57	88,944	-	89,001

Stock issued in acquisition	-	65	1	1,274	-	1,275

Issuance of common stock in follow-on offering;
net of related expenses of $462	-	4,025	40	86,981	-	87,021

Net income, August 16, 2005 through December 31, 2005	-	-	-	-	547	547

Stock compensation	-	-	-	589	-	589

Capital contributions	-	-	-	5,515	-	5,515

Balance as of December 31, 2005	-	23,165	232	238,557	547	239,336

Stock issued in acquisition	-	73	1	1,815	-	1,816

Issuance of common stock in follow-on offering;
net of related expenses of $577	-	1,700	17	36,212	-	36,229

Net income	-	-	-	-	59,833	59,833

Stock compensation	-	-	-	2,771	-	2,771

Balance as of December 31, 2006	$-	24,938	$250	$279,355	$60,380	$339,985

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$59,833	$5,131	$(2,766)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	30,901	9,193	3,738
Bad debt expense	70	184	146
Non-cash compensation expense	-	4,000	-
Gain on sale of assets	(2,379)	-	-
Write off of debt issue costs	267	799	-
Stock compensation	2,771	589	-
Provision for deferred income taxes	21,237	5,157	285
Changes in current assets and liabilities:
Receivables	(25,274)	(28,721)	(3,425)
Contract drilling in progress	(763)	177	-
Prepaid expenses	147	(445)	319
Other assets	232	(485)	30
Accounts payable	(2,309)	1,827	2,850
Accrued expenses	5,968	4,540	1,187
Income taxes payable	2,352	1,372	-

Net cash provided by operating activities	93,053	3,318	2,364

Cash flows from investing activities:
Restricted cash account	(416)	(1,515)	-
Business acquisitions	(17,046)	(135,213)	-
Proceeds from the sale of assets	4,761	-	-
Purchase of property and equipment	(130,498)	(53,598)	(19,511)

Net cash used in investing activities	(143,199)	(190,326)	(19,511)

Cash flows from financing activities:
Proceeds from borrowings ($68,000 from affiliates in 2005)	44,000	119,950	15,500
Payments of debt ($68,000 to affiliates in 2005)	(34,867)	(93,706)	(1,700)
Debt issue costs	(1,647)	(873)	(44)
Capital contributions	-	1,515	2,867
Proceeds from sale of common stock, net
of offering costs of $577	36,229	176,022	-

Net cash provided by financing activities	43,715	202,908	16,623

Net increase (decrease) in cash and cash equivalents	(6,431)	15,900	(524)

Beginning cash and cash equivalents	17,039	1,139	1,663

Ending cash and cash equivalents	$10,608	$17,039	$1,139

Supplementary disclosure of cash flow information
Interest paid, net of amount capitalized	$1,771	$1,324	$241
Income taxes paid	14,467	-	-
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition/contribution	$-	$1,775	$-
Common stock issued for acquisition	1,816	1,275	-
Note assumed in acquisition	-	7,000	-
Notes issued for acquisition of property and equipment	3,769	-	-
In kind contribution by founder	-	4,000	-

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ Amounts in thousands, except per share amounts)

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

The Company has prepared consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, the Company made various estimates and assumptions that affect the amounts of assets and liabilities the Company reports as of the dates of the balance sheets and amounts the Company reports for the periods shown in the consolidated statements of operations, stockholders’ equity and cash flows. The Company’s actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the Company’s recognition of revenues and accrued expenses, estimate of the allowance for doubtful accounts, estimate of asset impairments, estimate of deferred taxes and determination of depreciation and amortization expense.

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

Revenue arising from claims for amounts billed in excess of the contract price or for amounts not included in the original contract are recognized when billed less any allowance for uncollectibility. Revenue from such claims is only recognized if it is probable that the claim will result in additional revenue, the costs for the additional services have been incurred, management believes there is a legal basis for the claim and the amount can be reliably estimated. Revenue from such claims are recorded only to the extent that contract costs relating to the claim have been incurred. Historically, we have not billed any customers for amounts not included in the original contract.

Accounts Receivable

The Company records trade accounts receivable at the amount invoiced to customers. Substantially all of the Company’s accounts receivable are due from companies in the oil and gas industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts. At December 31, 2006 and 2005, our allowance for doubtful accounts was $400 and $330, respectively.

Prepaid Expenses

Prepaid expenses include items such as insurance and fees. The Company routinely expenses these items in the normal course of business over the periods these expenses benefit.

Property and Equipment

Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $57,247 and $62,275 as of December 31, 2006 and 2005, respectively. Gains and losses on dispositions are included in operating revenues.

The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the years ended December 31, 2006, 2005, and 2004 the Company capitalized $3,590, $1,207, and $407 respectively, of interest costs incurred during the construction periods of certain drilling rigs.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based upon fair value of the asset.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares its fair value to its carrying amount, including goodwill. Fair value is estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Company is allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. No impairment of goodwill has been required during impairment evaluations. Goodwill recognized during 2006 and 2005 through acquisitions was $380 and $20,774, respectively.

Intangibles, Net and Other

Intangibles, restricted cash and other assets consist of intangibles related to acquisitions, net of amortization, cash deposits related to the deductibles on our workers compensation insurance policies and debt issue costs, net of amortization. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” to account for amortizable intangibles. Intangible assets that are acquired either individually or with a group of other assets are recognized based on its fair value and amortized over its useful life. The Company’s amortizable intangibles consist entirely of customer lists and relationships obtained through acquisitions. Customer lists and relationships are amortized over their estimated benefit period of four years. Depreciation expense includes amortization of intangibles of $672 and $87 for the years ended December 31, 2006 and 2005, respectively. Total cost and accumulated amortization of intangibles at December 31, 2006 and 2005 was $2,619 and $759 and $2,106 and $87, respectively.

Estimated amortization expense for each year subsequent to December 31, 2006 is as follows:

2007	$655
2008	655
2009	523
2010	27
2011	—

    Legal fees and other debt issue costs incurred in obtaining financing are amortized over the term of the debt using a method which approximates the effective interest method. Gross debt issue costs were $1,589 and $268 at December 31, 2006 and 2005, respectively. Amortization expense related to debt issue costs was $377, $53, and $43 for years ended December 31, 2006, 2005 and 2004, respectively, and is included in interest expense in the consolidated statements of operations. Accumulated amortization related to loan fees was $508 and $14 as of December 31, 2006 and 2005 respectively. On January 13, 2006, the Company paid off its term note with Merrill Lynch Capital. The Company incurred a prepayment penalty of $497 and wrote-off debt issue costs of $503, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2006.On August 29, 2005, the Company paid off its term note with General Electric Capital Corporation. The Company incurred a prepayment penalty of $644 and wrote-off debt issue costs of $349, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2005. On November 2, 2005, the Company paid off its term note with Theta Investors, LLC, formerly Alpha Investors LLC, an entity controlled by Wexford Capital, LLC (“Wexford”), the Company’s principal stockholder. The Company wrote-off debt issue costs of $1,075, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2005

Restricted Cash and Deposit

At December 31, 2006 and 2005, the Company had a deposit of $2,600 and restricted cash of $2,184, respectively, at an insurance company and a bank collateralizing letters of credit with the Company’s workers’ compensation insurers.

Income Taxes

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. A statutory Federal tax rate of 35% (34% in 2005 and 2004) and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rates for all periods.

As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The classification of current and noncurrent deferred tax assets and liabilities is based primarily on the classification of the assets and liabilities generating the difference

Pro Forma Income Taxes (unaudited)

Our predecessor, a limited liability company, was classified as a partnership for income tax purposes. Accordingly, income taxes on net earnings were payable by the members and are not reflected in historical financial statements, prior to our initial public offering (“IPO”) on August 15, 2005 except for tax expense (benefit) associated with a taxable subsidiary. Pro forma adjustments are reflected to provide for income taxes in accordance with SFAS No. 109. For unaudited pro forma income tax calculations, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the assets and liabilities and were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. A statutory Federal tax rate of 34% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the pro forma enacted tax rate for all periods. The pro forma tax effects are based upon currently available information and assume the Company had been a taxable entity in the periods presented. Management believes that these assumptions provide a reasonable basis for presenting the pro forma tax effects.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting For Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has substantially completed its evaluation of the impact FIN 48 will have on its financial statements when adopted January 1, 2007. The Company currently does not believe that the adoption of FIN 48 will have a significant effect on our financial statements or its ability to comply with its current debt covenants.

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

    In September 2006, the SEC released Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), provides guidance on how the effects of the carryover on reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

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

In September 2005, the Company acquired all the outstanding common stock of Hays Trucking, Inc. for $3,000 in cash, which includes the repayment of $1,900 of debt owed by Hays Trucking, and the issuance of 65,368 shares of common stock with a fair value of $1,274 based on the closing stock price at date of acquisition. In this acquisition, the Company acquired 18 trucks used to mobilize rigs to contracted drilling locations as well as other ancillary equipment. Approximately $286 of the purchase price was allocated to customer lists and is included in intangibles on the balance sheets at December 31, 2006 and December 31, 2005. Customer lists are being amortized over an expected life of four years.

In October 2005, the Company purchased 12 land drilling rigs from Eagle Drilling, L.L.C., and two of its affiliates (“Eagle”). This acquisition involved five operating rigs, seven inventoried rigs and rig equipment and parts for a purchase price of approximately $50,528. The purchase price of $50,528, which includes approximately $528 of related transaction costs, was funded with a $7,517 from cash on hand and a $43,000 loan from Merrill Lynch Business Financial Services, Inc., as lender (see Note 4). The purchase price has been allocated to property and equipment totaling $33,838, goodwill of $16,037 and customer lists and relationships of $653. Customer lists are being amortized over an expected life of four years. The entire amount allocated to goodwill is considered deductible for tax purposes.

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

On January 18, 2006, the Company completed the acquisition of six land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A Drilling, L.L.C. (“Big A”). The results of Big A’s operations have been included in the consolidated financial statements since that date. The purchase price for the assets consisted of $16,028 in cash and 72,571 shares of our common stock with a fair market value of $1,816. At closing, the Company also entered into a lease agreement with an affiliate of Big A under which it leased a rig refurbishment yard located in Woodward, Oklahoma. The lease had an initial term of six months, and the Company has the option to extend the initial term for a period of three years following the expiration of the initial term. The Company intends to exercise the option to purchase the leased premises in 2007 for $200. The purchase price has been allocated to property and equipment totaling $17,077, goodwill of $380 and customer lists of $387. Customer lists are being amortized over an expected life of four years. The entire amount allocated to goodwill is considered deductible for tax purposes.

The following table summarizes the allocation of purchase price to the Company’s significant acquisitions:

	Year Ended December 31,
	2005				2006
Assets Acquired:	Strata	Eagle	Thomas	Total	Big A

Drilling equipment	$11,840	$33,838	$64,288	$109,966	$16,724
Rig under construction	7,000	-	-	7,000	-
Yard Equipment	170	-	-	170	-
Vehicles	18	-	420	438	353
Buildings	729	-	-	729	-
Land	243	-	-	243	-
Customer Lists	-	653	1,166	1,819	387
Goodwill	-	16,037	4,863	20,900	380

	$20,000	$50,528	$70,737	$141,265	$17,844

 The following pro forma information gives effect to the Strata, Eagle, Thomas, and Big A acquisitions as though they were effective at the beginning of 2005. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects the Company’s historical data and historical data from the acquired business for the periods indicated. The pro forma data may not be indicative of the results the Company would have achieved had it completed the acquisition at the beginning of each year presented, or that it may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements. Pro forma income per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the period. Pro forma per share information is presented for the year ended December 31, 2005 on the basis of 16,259,000 and 16,306,000 weighted average shares issued basic and diluted, and 72,571 shares issued in the Big A acquisition. Pro forma per share information is presented for the year ended December 31, 2004 on the basis of 13,360,000 weighted average shares issued basic and diluted. Dilutive pro forma effect is given to shares which are issuable upon the exercise of outstanding options under the Company’s employee stock option plan.

	Combined Pro Forma
	(Unaudited)
	Year Ended December 31,
	2005	2004
Total revenues	$156,090	$47,960
Net income	$12,193	($6,021)
Net income per common share:
Basic	$0.75	($0.45)
Diluted	$0.75	($0.45)

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

4. Long-term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2006	2005

Note payable to Merrill Lynch Capital, collateralized by the Company's assets, payable in sixty monthly installments equal to one sixtieth of the outstanding principal on January 1, 2006 plus interest at a floating rate equal to LIBOR
plus 2.71%. Paid off on January 13, 2006 (1)..............................................................................................................................................................	$-	$43,000

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61
Interest on the notes ranges from 6.74% - 7.07%, with various due dates (2)......................................................................................................	4,167	1,322

Revolving credit facility with Fortis Capital, collateralized by the Company's assets, and matures on January 13, 2009. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (3).....................................................................................................................	60,000	-

Notes payable to Ford Motor Credit, collateralized by trucks, payable in principal and interest installments of $4
Interest on the notes is 7.99%-8.99% with various due dates. (4)...........................................................................................................................	167	-

Note payable to John Deere Construction and Forestry Company, collaterized by forklifts, in thirty-six monthly installments of $11, due December 1, 2009 (5)...	393	-

	64,727	44,322
Less current installments	636	8,012
	$64,091	$36,310

(1)
On September 19, 2005, the Company entered into a Term Loan and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as lender (“Merrill Lynch” or the “lender”). The term loan provided for a term installment loan in an aggregate amount not to exceed $50,000 and provided for a commitment by Merrill Lynch to advance funds from time to time until December 31, 2005. The outstanding balance under the term loan could not exceed 60% of the net orderly liquidation value of the Company’s operating land drilling rigs. Proceeds of the term loan were to be used to replenish working capital for general business purposes, finance improvements to and the refurbishment of land drilling rigs, and to acquire additional land drilling rigs. In January 2006, all borrowings were repaid in full and the term loan and security agreements were terminated at such time. The Company incurred a $1,000 loss from early extinguishment of debt at the time of retirement..

(2)
On December 7, 2005, January 4, 2006 and June 12, 2006, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The loans provide for term installments loans in an aggregate amount not to exceed $4,512. The proceeds of the term loans were used to purchase four cranes.

(3)
On January 13, 2006, the Company entered into a $150,000 revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which included The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150,000 is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006. The aggregate revolving commitment was $130,000 at December 31, 2006. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of the Company’s outstanding senior debt to “Adjusted EBITDA” as defined in the agreement. The Company pays a commitment fee on the average daily amount by which the revolving commitment exceeds the sum of the aggregate principal amount of outstanding revolving advances and the letter of credit exposure at a rate of 0.50%. Commitment fees paid during 2006 were $445. The Company’s obligations under the revolving credit facility are collateralized by substantially all of the Company’s assets. The Company’s initial borrowings under this revolving credit facility were used to fund a portion of the Big A acquisition, and to repay in full borrowings under the Company’s term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at December 31, 2006.

(4)
On various dates during 2006, the Company entered into term loan agreements with Ford Credit. The loans provide for term installments in an aggregate not to exceed $174. The proceeds of the term loans were used to purchase eight trucks.

(5)
On November 21, 2006, the Company entered into term loan agreements with John Deere Credit. The loans provide for term installments in an aggregate not to exceed $403. The proceeds of the term loans were used to purchase two forklifts.

Long-term debt maturing each year subsequent to December 31, 2006 is as follows:
2007	$636
2008	672
2009	60,692
2010	591
2011	631
2012 and thereafter	1,505
$64,727

5. Income Taxes

Income tax expense consists of the following:
	Years Ended December 31,
	2006	2005	2004

Current:
State	$2,456	$205	$-
Federal	14,363	1,167	-
Deferred:
State	2,023	510	28
Federal	19,214	4,647	257
Income tax expense	$38,056	$6,529	$285

Deferred income tax assets and liabilities are as follows:
	Years Ended December 31,
	2006	2005
Deferred tax assets:

Stock option expense	$1,299	$222
Other	155	125

Total deferred tax assets	1,454	347

Deferred tax liabilities:
Property and equipment, principally due
to differences in depreciation	42,901	21,563
Other	1,006	-
Total deferred tax liabilities	43,907	21,563
Net deferred tax liabilities	$42,453	$21,216

    For the year ended December 31, 2006, the Company's effective tax rate increased approximately 1.0% from that of the prior years due to an increase in taxable income. This change caused an increase of the deferred tax asset and deferred tax liability amounts of approximately $38 and $1,135, respectively.

    Upon the conversion from a limited liability company to a taxable corporation in conjunction with its initial public offering, the Company incurred a one-time charge to operations in the third quarter of 2005 of approximately $4,412 to record deferred taxes upon change in tax status.

In assessing its ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Its ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The Company believes it is more likely than not that it will realize the benefits of these deductible differences.

The provision for income taxes on continuing operations differs from the amounts computed by applying the federal income tax rate of 35% (34% for 2005 and 2004) to net income. The differences are summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Expected tax expense (benefit)	$34,261	$3,964	$(843)
State income taxes	3,622	431	(149)
Tax basis adjustment to 35% for prior year deferred tax components	562	-	-
Conversion to a taxable corporation	-	4,412	-
(Income) loss attributable to nontaxable entity	-	(2,200)	1,294
Tax exempt interest	-	(78)	-
Domestic production activities	(467)	-	-
Nondeductible meals and entertainment	47	-	-
Other	31	-	(17)
	$38,056	$6,529	$285

6. Workers’ Compensation and Health Insurance

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. Due to the size of the deductible, the policy requires the Company to maintain a letter of credit with a bank. At December 31, 2006 and 2005, the Company had deposits of $2,600 and $2,184, respectively, with an insurance company and a bank collateralizing the letter of credits. The deposits are reflected in restricted cash and other. Accrued expenses at December 31, 2006 and 2005 included approximately $1,869 and $16, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $50 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at December 31, 2006 and 2005 included approximately $404 and $170, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

7. Transactions with Affiliates

Effective April 1, 2005, the Company entered into an administrative services agreement with its affiliate Gulfport Energy Corporation (“Gulfport”). Under this agreement, Gulfport agreed to provide certain services to the Company, including accounting, human resources, legal and technical support services. In return for the services, the Company agreed to pay Gulfport an annual fee of approximately $414 payable in equal monthly installments during the term of this agreement. In addition, the Company leased approximately 1,200 square feet of office space from Gulfport for the Company’s headquarters for an annual rent of $21 payable in equal monthly installments. The services the Company received under the administrative services agreement and the fees for such services could be amended by mutual agreement of the parties. In January 2006, the Company reduced the level of administrative services being provided by Gulfport and increased its office space to approximately 2,500 square feet. As a result, the Company’s annual fee for administrative services was reduced to approximately $150 and its annual rental was increased to approximately $44. The administrative services agreement had a three-year term, and upon expiration of that term the agreement would continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement was terminable (1) by the Company at any time with at least 30 days prior written notice to Gulfport and (2) by either party if the other party is in material breach of the agreement and such breach had not been cured within 30 days of receipt of written notice of such breach. The Company terminated the administrative services agreement effective April 1, 2006. The Company paid Gulfport approximately $96, $353, and $115 in consideration for these services during 2006, 2005, and 2004, respectively. At December 31, 2006 and December 31, 2005, approximately $0 and $47, respectively, was owed to Gulfport and included in accounts payable. Prior to entry into this administrative services agreement, we reimbursed Gulfport for its dedicated employee time, office space and general and administrative costs based upon the pro rata share of time its employees spent performing services for the Company.

Additionally, the Company provided contract drilling services totaling $10,025, $2,527, and $0 to affiliated entities for the years ended December 31, 2006, 2005 and 2004. The Company had receivables from affiliates of $1,016 and $1,106 at December 31, 2006 and 2005, respectively. Certain borrowings for acquisitions (see Note 2) were from affiliates.

8. Commitments and Contingencies

The Company leases six service locations under noncancellable operating leases that have various expirations from 2008 to 2015. Related rent expense was $643, $358, and $177 for the years ended December 31, 2006, 2005 and 2004, respectively.

Aggregate future minimum lease payments under the noncancellable operating leases for years subsequent to December 31, 2006 are as follows:

2007	$450
2008	385
2009	274
2010	247
2011	204
2012 and thereafter	732
$2,292

The Company currently has a lawsuit pending in which the Company sued the defendant, an oil and gas operating company, for approximately $942 as a result of the defendant’s refusal to make payment pursuant to the terms of its drilling contract. The defendant has countersued for damages in excess of $2,800, alleging breach of contract, negligence, gross negligence and breach of warranties. An agreed Third Amended Scheduling Order was entered by the Court ordering discovery completed on or before March 16, 2007 and jury trial on April 23, 2007. It is not possible to predict the outcome of this matter. An allowance of $146 has been provided for a portion of the amounts receivable under the drilling contract. No amounts have been accrued for damages sought in the counterclaim. Legal fees associated with the lawsuit have been expensed during the period incurred. Should the amounts ultimately not be collected or if any amounts are due under the counterclaims then additional expenses will be recorded.

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

For the year ended 2006, revenue from no one customer exceeded 10% of total revenue, for 2005 revenue from one customer was approximately 10% of total revenue, and for 2004 one customer accounted for 11% of total revenue At December 31, 2006, four customers accounted for approximately 10%, 7%, 6%, and 6% of accounts receivable. At December 31, 2005, three customers accounted for approximately 8%, 7%, and 7% of accounts receivable.

10. Net Income Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Year Ended
	December 31,
	2006	2005
Basic:
Net income	$59,833	$5,131

Weighted average shares	24,585	16,259

Earnings per share	$2.43	$0.32

Diluted:
Net income	$59,833	$5,131

Weighted average shares:
Outstanding (thousands)	24,585	16,259
Options (thousands)	38	47
	24,623	16,306

Income per share	$2.43	$0.31

    The weighted average number of diluted shares excludes 78,218 shares for the year ended December 31, 2006 for options due to their antidilutive effects.

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

In November 2005, the Company closed a follow-on public offering of a total of 4,025,000 shares of common stock at a price of $23.00 per share resulting in net proceeds to the Company of approximately $87,000, excluding offering expenses of $462. The offering included a total of 525,000 shares purchased pursuant to the underwriters’ overallotment option, which was exercised in full on October 31, 2005.

    Effective January 18, 2006, the Company issued 72,571 shares of common stock to the equity owners of Big A in connection with the Company’s acquisition of the assets of Big A. (See Note 2)

In March 2006, the Company closed a public offering of 3,450,000 shares of our common stock at a price of $22.75 per share. In the offering, a total of 1,700,000 shares were sold by the Company and 1,750,000 shares were sold by the selling stockholder. The offering resulted in net proceeds to the Company of approximately $36,229, excluding offering expenses of $577. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

12. Stock Options and Stock Option Plan

The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”) which is described below. The compensation cost that has been charged against income before taxes was $2,771 and $589 for the years ended December 31, 2006 and December 31, 2005, respectively. These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. There have been no stock options exercised under the 2005 Plan.

The purpose of the 2005 Plan is to enable the Company, and any of its affiliates, to attract and retain the services of the types of employees, consultants and directors who will contribute to its long-range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of the Company’s stockholders. The 2005 Plan provides a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of the Company’s common stock through the granting of incentive stock options and nonstatutory stock options. Eligible award recipients under the 2005 Plan were employees, consultants and directors of the Company and its affiliates. Incentive stock options under the 2005 Plan could be granted only to employees. Awards other than incentive stock options under the 2005 Plan could be granted to employees, consultants and directors. The shares that may be issued upon exercise of the options will be from authorized but unissued common stock, and the maximum aggregate amount of such common stock which may be issued upon exercise of all awards under the plan, including incentive stock options, could not exceed 1,000,000 shares, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure.

The fair value of each option award is estimated on the date of grant using a Black Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of a selected peer. The majority of the Company’s options are held by employees that make up one group with similar expected exercise behavior for valuation purposes. The expected term of options granted is estimated based on an average of the vesting period and the contractual period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Under the 2005 Stock Incentive Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. The 2005 Plan provides that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The following table provides information relating to outstanding stock options at December 31, 2006:

	December 31,	December 31,
	2006	2005

Expected volatility	48%	49%
Expected life in years	5.77	5.77
Weighted average risk free interest rate	4.65%	4.33%

The Company has not declared dividends since it became a public company and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted short cut method. In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black-Scholes model. The following table provides information relating to activity in the 2005 Plan during 2005 and 2006:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value
	(thousands)
Options outstanding at December 31, 2004	-	-
Granted	574	$18.08
Exercised	-	-
Forfeited/expired	-	-

Options outstanding at December 31, 2005	574	18.08	9.66	$2,845
Granted	446	23.37
Exercised	-	-
Forfeited/expired	188	20.38

Options outstanding at December 31, 2006	832	$20.39	8.91	$(2,632)

Options fully vested and exercisable at December 31, 2006	319	$19.79	8.84	$(829)

		Grant Date	Grant Date
	Shares	Fair Value	Fair Value
	(thousands)
Options nonvested at December 31, 2004	-	-	-
Granted	574	$9.98	$5,735
Vested	63	9.44	595
Forfeited/expired	-	-	-

Options nonvested at December 31, 2005	511	10.05	5,140
Granted	446	11.93	5,313
Vested	256	10.90	2,785
Forfeited/expired	188	10.45	1,968

Options nonvested at December 31, 2006	513	$11.11	$5,700

As of December 31, 2006, there was $5,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 1.84 years.

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

During the year ended December 31, 2006, 66,667 shares of restricted stock were granted under the Company’s 2006 plan with a market price of $20.25 on the date of the grant. The restrictions will lapse with respect to these shares in approximately 6 equal bi-annual installments beginning on the date of grant. The shares were recorded at the market value on the date of issuance and are being amortized to operations over the respective vesting period. Compensation expense for the year ended December 31, 2006, related to these shares of restricted stock was $150. At December 31, 2006, the weighted-average grant date fair value and weighted-average contractual life for outstanding shares of restricted stock was $20.25 and 2.67 years, respectively for these 66,667 shares. There was $1,200 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 2.67 years as of December 31, 2006.

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

14. Employee Benefit Plans

The Company implemented a new 401(k) retirement plan for its eligible employees during 2006. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the years ended December 31, 2006 and 2005 were $698 and $58, respectively.

15. Quarterly Results of Operations (unaudited)

The following table summarizes quarterly financial data for our years ended December 31, 2006 and 2005;

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Revenues	$56,387	$67,151	$79,814	$82,476
Income from operations	19,252	23,598	28,403	28,924
Income tax expense	6,915	8,747	10,527	11,867
Net income	11,347	14,729	17,405	16,352
Income per share:
Basic	0.48	0.59	0.70	0.66
Diluted	0.48	0.59	0.70	0.66

2005
Revenues	$8,617	$11,652	$18,640	$38,976
Income (loss) from operations	770	2,655	(17)	11,244
Income tax expense (benefit)	(115)	(116)	3,919	2,841
Net income (loss)	831	2,528	(5,074)	6,846
Income (loss) per share:
Basic and diluted	-	-	(0.31)	0.31
Proforma income per share:
Basic and diluted	0.04	0.12	-	-

    Pro forma earnings (loss) per share are presented for all periods prior to our IPO based on the number of shares issued to our founders at our IPO.

16. Valuation and Qualifying Accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Valuation and Qualifying Accounts
	Balance	Charged
	at	to Costs	Deductions	Balance
	Beginning	and	from	at
	of Year	Expenses	Accounts	Year End

Year ended December 31, 2004
Allowance for doubtful receivables	$-	$146	$-	$146

Year ended December 31, 2005
Allowance for doubtful receivables	$146	$184	$-	$330

Year ended December 31, 2006
Allowance for doubtful receivables	$330	$70	$-	$400

17. Subsequent Events (Unaudited)

On January 2, 2007, the Company purchased an approximately 18,100 square foot building located in Edmond, Oklahoma for a total purchase price of $3.0 million, less an amount equal to one-half of the principal reduction on the seller’s loan secured by the property between the effective date of the purchase agreement and the closing. The Company paid $1.4 million in cash and assumed existing debt of $1.6 million. Prior to closing, the Company subleased a total of 9,050 square feet of the building from its tenants until the closing date for a monthly rental of $8,341.

    On January 9, 2007, the Company completed the acquisition of 31 workover rigs, 24 of which were in service at the time of acquisition, from Eagle Well Services, Inc. and related subsidiaries for $2.5 million in cash, 1,070,390 shares of our common stock, and the assumption of debt of $5.5 million, liabilities of $2.6 million and additional deferred income taxes of $7.2 million. The Company intends to deploy the remaining seven rigs periodically over the coming months with all 31 expected to be active by the end of the second quarter of 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bronco Drilling Company, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRONCO DRILLING COMPANY, INC.

Date: March 8, 2007	By:	/S/ D. FRANK HARRISON
D. Frank Harrison Chief Executive Officer and President

Power of Attorney

Each of the persons whose signature appears below hereby constitutes and appoints D. Frank Harrison, Larry Bartlett,  Zachary M. Graves and Mark Dubberstein, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person’s name, place and stead, in any and all capacities, to sign the Form 10-K filed herewith and any and all amendments to said Form 10-K, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bronco Drilling Company, Inc. and in the capacities and on the dates indicated.

Name	Title	Date

/S/ D. FRANK HARRISON D. Frank Harrison	Chief Executive, President and Director (Principal Executive Officer)	March 8, 2007

/S/ ZACHARY M. GRAVES Zachary M. Graves	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 8, 2007

/S/ MIKE LIDDELL Mike Liddell	Chairman of the Board and Director	March 8, 2007

/S/ DAVID L. HOUSTON David L. Houston	Director	March 8, 2007

/S/ GARY HILL Gary Hill	Director	March 8, 2007

/S/ WILLIAM R. SNIPES William R. Snipes	Director	March 8, 2007