Form 10-Q
period 2007-03-31
Bronco Drilling Company, Inc.
filed 2007-05-09
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ࿠མ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 9, 2007, 26,019,441 shares of common stock were outstanding.

BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share par value)

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,939	$10,608
Receivables
Trade, net of allowance for doubtful accounts of
$494 and $400 in 2007 and 2006, respectively	61,091	60,282
Contract drilling in progress	2,078	1,989
Current deferred income taxes	191	155
Prepaid expenses	989	338

Total current assets	66,288	73,372

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	435,808	396,499
Transportation, office and other equipment	39,471	29,928
	475,279	426,427
Less accumulated depreciation	55,009	44,505
	420,270	381,922

OTHER ASSETS
Goodwill	22,156	21,280
Restricted cash and deposit	2,600	2,600
Intangibles, net, and other	6,902	3,314
	31,658	27,194

	$518,216	$482,488

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$18,331	$19,677
Accrued liabilities
Payroll related	5,943	7,587
Deferred revenue and other	3,125	4,180
Income tax payable	1,323	3,724
Current maturities of long-term debt	850	636

Total current liabilities	29,572	35,804

LONG-TERM DEBT, less current maturities	66,706	64,091

DEFERRED INCOME TAXES	54,751	42,608

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000 shares authorized;
26,019 and 24,938 shares issued and outstanding
at March 31, 2007 and December 31, 2006	260	250

Additional paid-in capital	295,161	279,355

Retained earnings	71,766	60,380
Total stockholders' equity	367,187	339,985

	$518,216	$482,488

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
REVENUES
Contract drilling revenues, including 4% and 4%
to related parties	$74,501	$56,387
Well service	4,403	-
	78,904	56,387
EXPENSES
Contract drilling	40,800	27,995
Well service	2,642	-
Depreciation and amortization	11,205	5,937
General and administrative	4,693	3,203
	59,340	37,135

Income from operations	19,564	19,252

OTHER INCOME (EXPENSE)
Interest expense	(1,268)	(85)
Loss from early extinguishment of debt	-	(1,000)
Interest income	48	46
Other	143	49
	(1,077)	(990)
Income before income taxes	18,487	18,262
Income tax expense	7,101	6,915

NET INCOME	$11,386	$11,347

Income per common share-Basic	$0.44	$0.48

Income per common share-Diluted	$0.44	$0.48

Weighted average number of shares outstanding-Basic	25,907	23,508

Weighted average number of shares outstanding-Diluted	25,909	23,672

The accompanying notes are an integral part of these statements.

Bronco Drilling Company Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)
For the three-months ended March 31, 2007
(Unaudited)

			Additional		Total
	Common	Common	Paid In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2007	24,938	$250	$279,355	$60,380	$339,985

Stock issued in acquisition	1,070	10	15,114	-	15,124

Net income	-	-	-	11,386	11,386

Stock compensation	11	-	692	-	692

Balance as of March 31, 2007	26,019	$260	$295,161	$71,766	$367,187

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$11,386	$11,347
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,346	6,047
Bad debt expense	338	-
Gain on sale of asset	(320)	-
Write off of debt issue costs	-	267
Stock compensation	692	530
Provision for deferred income taxes	4,398	3,323
Changes in current assets and liabilities:
Receivables	548	(5,306)
Contract drilling in progress	(89)	(505)
Prepaid expenses	(460)	(558)
Other assets	(507)	250
Accounts payable	(7,015)	(5,032)
Accrued expenses	(2,699)	2,351
Income taxes payable	(2,402)	2,130
Net cash provided by operating activities	15,216	14,844

Cash flows from investing activities:
Restricted cash account	-	801
Business acquisitions, net of cash acquired	(2,337)	(16,405)
Proceeds from sale of asset	1,424	-
Purchase of property and equipment	(16,209)	(25,844)
Net cash used in investing activities	(17,122)	(41,448)

Cash flows from financing activities:
Proceeds from borrowings	8,000	15,000
Payments of debt	(14,763)	(34,562)
Debt issue costs	-	(1,596)
Proceeds from sale of common stock, net
of offering costs of $434	-	36,372
Net cash (used in) provided by financing activities	(6,763)	15,214

Net decrease in cash and cash equivalents	(8,669)	(11,390)

Beginning cash and cash equivalents	10,608	17,039

Ending cash and cash equivalents	$1,939	$5,649

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$972	$27
Income taxes paid	5,104	1,463
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition	8,527	-
Common stock issued for acquisition	15,124	1,815
Debt assumed in acquisition	6,516	-
Note issued for acquisition of property and equipment	3,077	-

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2007, the related results of operations for the three months ended March 31, 2007 and 2006 and the cash flows for the three months ended March 31, 2007 and 2006. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily an indication of the results expected for the full year.

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

Property and Equipment

Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired or refurbished rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $62,397 and $57,247 as of March 31, 2007 and December 31, 2006, respectively. Gains and losses on dispositions are included in operating revenues.

The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the three months ended March 31, 2007 and 2006, the Company capitalized $454 and $1,129, respectively, of interest costs incurred during the construction periods of certain drilling rigs.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based upon fair value of the asset.

On January 2, 2007, the Company purchased an approximately 18,100 square foot building located in Edmond, Oklahoma for cash of $1,400 and the assumption of existing debt of approximately $1,590.

Income Taxes

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. A statutory Federal tax rate of 35% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rates for all periods.

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

Net Income Per Common Share

The Company computes and presents net income per common share in accordance with SFAS No. 128, “Earnings per Share.” This standard requires dual presentation of basic and diluted net income per share on the face of the Company’s statement of operations. Basic net income per common share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

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

Recent Accounting Pronouncements

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Our 2005 − 2006 U.S. federal and state income tax returns remain open to examination by the Internal Revenue Service (IRS). The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities−−Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 may have on its consolidated financial statements.

2. Acquisitions

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

On January 9, 2007, the Company completed the acquisition of 31 workover rigs, 24 of which were in service at the time of the acquisition, from Eagle Well Service, Inc. (“Eagle”) and related subsidiaries for $2,500 in cash, 1,070,390 shares of our common stock with a fair market value of $15,124, and the assumption of debt of $6,516, liabilities of $819 and additional deferred income taxes of $7,708. This acquisition provided a platform for the Company to expand into the well service industry. The Company acquired the stock of Eagle, which was accounted for using the purchase method of accounting. The deferred tax liability assumed in the acquisition was the main factor that resulted in the Company having to record goodwill, all of which is not deductible for tax purposes. The amortizable intangibles acquired include customer lists and trade name, which will be amortized over four and two years, respectively. The operations related to the Eagle acquisition are included in the Company’s statement of operations as of the respective closing date. The Company intends to deploy the remaining seven rigs periodically over the coming months with all 31 expected to be active by the end of the second quarter of 2007. The Company is in the process of gathering additional information to finalize the fair value of assets acquired and the purchase price allocation is subject to change.

The following table summarizes the allocation of purchase price to the Company’s acquisition of Eagle Well Services:

Assets acquired:
Cash	$163
Prepaid Expenses	227
Accounts Receivable	1,694
Drilling equipment	-
Workover equipment	23,912
Vehicles	1,943
Other equipment	244
Customer Lists	3,380
Trade Name	190
Goodwill	871
$32,624

The following pro forma information gives effect to the Eagle acquisition as though it was effective at the beginning of each year presented. It also gives effect to the Big A acquisition as though it was effective at the beginning of 2006. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects the Company’s historical data and historical data from the acquired business for the periods indicated. The pro forma data may not be indicative of the results the Company would have achieved had it completed the acquisition at the beginning of each period presented, or that it may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements. Pro forma income per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the period. Pro forma per share information is presented for the three months ended March 31, 2007 on the basis of 25,907,000 and 25,909,000 weighted average shares issued basic and diluted. Pro forma per share information is presented for the three months ended March 31, 2006 on the basis of 24,578,000 and 24,742,000 weighted average shares issued basic and diluted. Dilutive pro forma effect is given to shares that are issuable upon the exercise of outstanding options under an employee stock option plan.

	Pro Forma
	(Unaudited)
	Three Months Ended March 31,
	2007	2006

Total revenues	$79,259	$60,531
Net income	$11,400	$10,534
Net income per common share:
Basic	$0.44	$0.43
Diluted	$0.44	$0.43

3. Long-term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $81
Interest on the notes ranges from 6.74% - 7.07%, with various due dates (1)	$5,534	$4,167

Revolving credit facility with Fortis Capital, collateralized by the Company's assets, and matures on January 13, 2009. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (2)	60,000	60,000

Notes payable to Ford Credit, collateralized by trucks,
payable in principal and interest installments of $4.
Interest on the notes is 7.99%-8.99% with various due dates. (3)	-	167

Note payable to John Deere Construction & Forestry Company, collateralized by
forklifts, payable in thirty-six monthly installments of $11, due December 1, 2009. (4)	359	393

Note payable to Holliday American Mortgage, collateralized by the building, payable in principal and interest installments of $14, interest on the note is 6.0% with a due
date of January 1, 2021. (5)	1,577	-

Notes payable to General Motors Acceptance Corporation,collateralized by trucks,
payable in principal and interest installments of $3, various due dates.	86	-

	67,556	64,727

Less current installments	850	636

	$66,706	$64,091

(1)
On December 7, 2005, January 4, 2006, June 12, 2006 and March 12, 2007, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The loans provide for term installments in an aggregate amount not to exceed $6,000. The proceeds of the term loans were used to purchase five cranes. The loans mature from 2013 to 2015.

(2)	On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006. The aggregate revolving commitment was $120,000 at March 31, 2007. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement. The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees paid for the three months ended March 31, 2007 were $161. Our subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at March 31, 2007. The revolving credit facility provides for mandatory prepayments under certain circumstances as more fully discussed in the revolving credit facility. The revolving credit facility contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $3.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolving credit facility may be terminated and all of our obligations under the revolving credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

(3)
On various dates during 2006, the Company entered into term loan agreements with Ford Credit. The loans provide for term installments in an aggregate not to exceed $174. The proceeds of the term loans were used to purchase eight trucks. These notes were paid off in the first quarter of 2007.

(4)
On November 21, 2006, the Company entered into term loan agreements with John Deere Construction & Forestry Company The loans provide for term installments in an aggregate not to exceed $403. The proceeds of the term loans were used to purchase two forklifts.

(5)
On January 2, 2007, the Company assumed a term loan agreement with Holliday American Mortgage related to the acquisition of a building. The loan provides for term installments in an aggregate not to exceed $1,590.

Long-term debt maturing each year subsequent to March 31, 2007 is as follows:

2008	$850
2009	60,894
2010	899
2011	856
2012	905
2013 and thereafter	3,152
$67,556

4. Workers’ Compensation and Health Insurance

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. Due to the size of the deductible, the policy requires the Company to maintain a letter of credit with an insurance company and a bank. At March 31, 2007 and December 31, 2006, the Company had a deposit of $2,600 with an insurance company collateralizing the letter of credit. The deposit is reflected in restricted cash and deposit. Accrued expenses at March 31, 2007 and December 31, 2006 included approximately $2,432 and $1,869, respectively, for estimated but not reported costs and premium accruals related to our workers’ compensation insurance.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. The Company has a maximum liability of $50 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at March 31, 2007 and December 31, 2006 included approximately $280 and $404, respectively, for the Company’s estimate of incurred but not reported costs related to the self-insurance portion of the Company’s health insurance.

5. Transactions with Affiliates

Effective April 1, 2005, the Company entered into an administrative services agreement with its then affiliate Gulfport Energy Corporation (“Gulfport”). Under this agreement, Gulfport agreed to provide certain services to the Company, including accounting, human resources, legal and technical support services. In return for the services, the Company agreed to pay Gulfport an annual fee of approximately $414 payable in equal monthly installments during the term of this agreement. In addition, the Company leased approximately 1,200 square feet of office space from Gulfport for the Company’s headquarters for an annual rent of $21 payable in equal monthly installments. The services the Company received under the administrative services agreement and the fees for such services could be amended by mutual agreement of the parties. In January 2006, the Company reduced the level of administrative services being provided by Gulfport and increased its office space to approximately 2,500 square feet. As a result, the Company’s annual fee for administrative services was reduced to approximately $150 and its annual rental was increased to approximately $44. The administrative services agreement had a three-year term, and upon expiration of that term the agreement would continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement was terminable (1) by the Company at any time with at least 30 days prior written notice to Gulfport and (2) by either party if the other party is in material breach of the agreement and such breach had not been cured within 30 days of receipt of written notice of such breach. The Company terminated the administrative services agreement effective April 1, 2006. As a result, the Company incurred no expense related to this agreement during the three months ended March 31, 2007. The Company paid Gulfport approximately $49 in consideration for these services during the three months ended March 31, 2006. At March 31, 2007 and December 31, 2006, $0 was owed to Gulfport and included in accounts payable. Prior to entry into this administrative services agreement, the Company reimbursed Gulfport for its dedicated employee time, office space and general and administrative costs based upon the pro rata share of time its employees spent performing service for the Company.

Additionally, the Company provided contract drilling services totaling $2,616 and $2,199 to affiliated entities during the three months ended March 31, 2007 and 2006, respectively. The Company had receivables from affiliates of $5 and $1,016 at March 31, 2007 and December 31, 2006, respectively.

6. Commitments and Contingencies

The Company currently has a lawsuit pending in which the Company sued the defendant, an oil and gas operating company, for approximately $942 as a result of the defendant’s refusal to make payment pursuant to the terms of its drilling contract. The defendant has countersued for damages in excess of $2,800, alleging breach of contract, negligence, gross negligence and breach of warranties. Mediation was conducted and no settlement was reached. Settlement discussions are ongoing. It is not possible to predict the outcome of this matter. An allowance of $146 has been provided for a portion of the amounts receivable under the drilling contract. No amounts have been accrued for damages sought in the counterclaim. Legal fees associated with the lawsuit have been expensed during the period incurred. Should the amounts ultimately not be collected or if any amounts are due under the counterclaims then additional expenses will be recorded.

Various other claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

7. Net Income Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Three Months Ended
	March 31,
	2007	2006
Basic:
Net income	$11,386	$11,347

Weighted average shares	25,907	23,508

Earnings per share	$0.44	$0.48

Diluted:
Net income	$11,386	$11,347

Weighted average shares:
Outstanding (thousands)	25,907	23,508
Options (thousands)	2	164
	25,909	23,672

Income per share	$0.44	$0.48

The weighted average number of diluted shares excludes 299,167 shares for the three months ended March 31, 2007 for options due to their antidilutive effects.

8. Equity Transactions

Effective January 18, 2006, the Company issued 72,571 shares of common stock to the equity owners of Big A in connection with the Company’s acquisition of the assets of Big A. (See Note 2)

In March 2006, the Company closed a public offering of 3,450,000 shares of common stock at a price of $22.75 per share. In the offering, a total of 1,700,000 shares were sold by the Company and 1,750,000 shares were sold by the selling stockholder. The offering resulted in net proceeds to the Company of approximately $36,229, excluding offering expenses of $577. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

Effective January 9, 2007, the Company issued 1,070,390 shares of common stock to the equity owners of Eagle in connection with the Company’s acquisition of Eagle.

9. Stock Options and Stock Option Plan

The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”) which is described below. The compensation cost that has been charged against income before taxes related to stock options was $528 and $530 for the three months ended March 31, 2007 and 2006, respectively. These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of a selected peer. The majority of the Company’s options are held by employees that make up one group with similar expected exercise behavior for valuation purposes. The expected term of options granted is estimated based on an average of the vesting period and the contractual period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Under the 2005 Stock Incentive Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. The 2005 Plan provides that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The following table summarizes the assumptions used in the Black−Scholes option−pricing model for the three months ended March 31, 2006. We did not grant any options during the three months ended March 31, 2007.

March 31,
2006
Expected volatility	48%
Expected life in years	5.77
Weighted average risk free interest rate	4.65%

The Company has not declared dividends since it became a public company and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted short cut method. In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black-Scholes model. The following table provides information relating to activity in the 2005 and 2006 Plans during the first three months of 2007:

			Weighted
		Weighted Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value
Options outstanding at December 31, 2006	832	$20.39	8.91	$(2,632)
Granted	-	-
Exercised	-	-
Forfeited/expired	33	21.03

Options outstanding at March 31, 2007	799	$20.36	8.67	$(3,032)

Options fully vested and exercisable at March 31, 2007	351	$19.84	8.61	$(1,145)

		Weighted Average	Aggregate
		Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Options nonvested at December 31, 2006	513	$11.11	$5,700
Granted	-	-	-
Vested	46	11.20	512
Forfeited/expired	19	10.88	206

Options nonvested at March 31, 2007	448	$11.11	$4,982

As of March 31, 2007, there was $4,982 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 1.72 years.

10. Restricted Stock

Under all restricted stock awards to date, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions. Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period. Compensation expense for the three months ended March 31, 2007, related to shares of restricted stock was $164. Restricted stock activity for the three months ended March 31, 2007 follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	67	$20.25
Granted	119	15.42
Vested	11	20.39
Forfeited/expired	-	-

Outstanding at March 31, 2007	175	$17.01

There was $2,870 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.87 years as of March 31, 2007.

11. Employee Benefit Plans

The Company implemented a new 401(k) retirement plan for its eligible employees during 2006. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the three months ended March 31, 2007 and 2006 were $246 and $72, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 8, 2007 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Overview

We provide contract land drilling services to oil and natural gas exploration and production companies. We currently own a fleet of 65 land drilling rigs, of which 52 are marketed, two are in the process of being refurbished and 11 are held in inventory. We also own a fleet of 67 trucks used to transport our rigs and 31 workover rigs, of which 27 are operating with the remaining four to be delivered and operating by the end of the second quarter.

We commenced operations in 2001 with the purchase of one stacked 650-horsepower rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 23 inventoried drilling rigs during the period from November 2003 to March 2007. Upon completion of refurbishment, the rigs either met or exceeded our operating expectations. In addition, we have a 41,000 square foot machine shop in Oklahoma City which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our four drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.

We currently operate our drilling rigs in Oklahoma, Louisiana, Texas, North Dakota and Colorado. Our workover rigs are currently operating in Oklahoma, Texas, Kansas, Colorado, and New Mexico. A majority of the wells we have drilled for our customers have been drilled in search of natural gas reserves. Natural gas is often found in deep and complex geologic formations that generally require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 65 rigs includes 38 rigs ranging from 950 to 2,500 horsepower.

We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have 20 of our rigs operating under agreements with terms ranging from one to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

For the three months ended March 31, 2007 and 2006 and years ended December 31, 2006, 2005 and 2004, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Three Months Ended
	March 31,		Years Ended December 31,
	2007	2006	2006	2005	2004
Average number of operating rigs	51	39	45	17	9
Revenue days	3,631	3,354	15,202	5,781	2,733
Utilization Rates	79%	96%	93%	95%	81%

The increase in the number of revenue days in the three month-period ended March 31, 2007 as compared to the same period in 2006 is attributable to the increase in the size of our operating rig fleet partially offset by a decrease in our rig utilization rate.

We devote substantial resources to maintaining, upgrading and expanding our rig fleet. We substantially completed the refurbishment of one rig in the first quarter of 2007, 12 rigs in 2006, and six rigs in 2005, and plan on refurbishing two additional inventoried rigs during the remainder of 2007.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At March 31,	At December 31,
	2007	2006	2005	2004

Crude oil (Bbl)	$65.87	$61.05	$61.04	$43.45
Natural gas (Mmbtu)	$7.73	$6.30	$11.23	$6.15
U.S. Land Rig Count	1,676	1,626	1,391	1,138

We believe capital spent on incremental natural gas production will be driven by an increase in hydrocarbon demand as well as changes in the supply of natural gas. The Energy Information Administration (EIA) has estimated that U.S. consumption of natural gas exceeded domestic production by 13% in 2006 and forecasts that U.S. consumption of natural gas will exceed U.S. domestic production by 24% in 2010. In addition, a study published by the National Petroleum Council in September 2003 concluded from drilling and production data over the preceding ten years that average “initial production rates from new wells have been sustained through the use of advanced technology; however, production declines from these initial rates have increased significantly; and recoverable volumes from new wells drilled in mature producing basins have declined over time.” This point was validated in 2006, as there were 3.4 times the number of wells drilled as compared to ten years earlier with no increase in production. We believe all of these factors tend to support a higher natural gas price environment, which should create strong incentives for oil and natural gas exploration and production companies to increase drilling activity in the U.S.

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

We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operation, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2006, we did not experience a loss on the one footage contract we completed. We did not drill any wells pursuant to footage contracts during the three months ended March 31, 2007. We are more likely to encounter losses on footage contracts in years in which revenue rates are lower for all types of contracts.

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at March 31, 2007 or December 31, 2006. At March 31, 2007 and December 31, 2006, our contract drilling in progress totaled $2.1 million and $2.0 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three years. Our allowance for doubtful accounts was $494,000 and $400,000 at March 31, 2007 and December 31, 2006, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.
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

Asset Impairment and Depreciation—We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets and goodwill, at March 31, 2007, would have resulted in a corresponding decrease in our net income of approximately $2.8 million.

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

We capitalize interest cost as a component of drilling rigs refurbished for our own use. During the three months ended March 31, 2007 and year ended December 31, 2006, we capitalized approximately $454,000 and $3.6 million, respectively.

Stock Based Compensation—We have adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award. Stock compensation expense was $693 and $530 for the three months ended March 31, 2007 and 2006, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses various assumptions related to volatility, expected life, forfeitures, exercise patterns, risk free rates and expected dividends. Expected volatilities are based on the historical volatility of a selected peer and other factors. The majority of our options are held by employees that make up one group with similar expected exercise behavior for valuation purposes. The expected term of options granted is estimated based on an average of the vesting period and the contractual period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

Under our stock incentive plans, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. The Plans provide that all options must have an exercise price not less than the fair market value of our common stock on the date of the grant.

Deferred Income Taxes—We provide deferred income taxes for the basis difference in our property and equipment, stock compensation expense, and other items between financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire the stock in an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs and refurbishments over fifteen years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. Therefore, in the first five years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After five years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Other Accounting Estimates—Our other accrued expenses as of March 31, 2007 and December 31, 2006 included accruals of approximately $2.4 million and $1.9 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of both March 31, 2007 and December 31, 2006, we had a $2.6 million letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims. We also have a self-insurance program for major medical hospitalization and dental coverage for employees and their dependents. The Company recognizes both reported and incurred but not reported costs related to the self-insurance portion of our health insurance. Since the accrual is based on estimates of expenses for claims, the ultimate amounts paid may differ from accrued amounts.

Recent Highlights

The following are highlights that impacted our liquidity or results of operations for the three months ended March 31, 2007:

•
On January 2, 2007, we purchased an approximately 18,100 square foot building located in Edmond, Oklahoma for a total purchase price of $3.0 million, less an amount equal to one-half of the principal reduction on the seller’s loan secured by the property between the effective date of the purchase agreement and the closing. We paid $1.4 million in cash and assumed debt of approximately $1.6 million. Prior to closing, we subleased a total of 9,050 square feet of the building from its tenants until the closing date for a monthly rental of $8,341.

•
On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle Well Services, Inc. and related subsidiaries for $2.5 million in cash, 1,070,390 shares of our common stock, and the assumption of debt of $6.5 million, liabilities of $819,000 and additional deferred income taxes of $7.7 million. We subsequently deployed three of these rigs and intend to deploy the remaining four rigs periodically over the coming months with the expectation that all 31 will be in service by the end of the second quarter of 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Contract Drilling Revenue. For the three months ended March 31, 2007, we reported contract drilling revenues of $74.5 million, a 32% increase from revenues of $56.4 million for the same period in 2006. The increase is primarily due to an increase in dayrates, revenue days, and average number of rigs working for the three months ended March 31, 2007 as compared to the same period in 2006. Average dayrates for our drilling services increased $3,126, or 20%, to $18,749 for the three months ended March 31, 2007 from $15,623 in the same period in 2006. Revenue days increased 8% to 3,631 days for the three months ended March 31, 2007 from 3,354 days during the same period in 2006. Our average number of operating rigs increased to 52 from 39, or 33%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase in the number of revenue days for the three months ended March 31, 2007 as compared to the same period in 2006 is attributable to the increase in the size of our operating rig fleet due to refurbishments partially offset by a decrease in our rig utilization rate to 79% for the three months ended March 31, 2007 from 96% for the three months ended March 31, 2006. This 17% decrease was due primarily to a more competitive market resulting from an increase in the supply of drilling rigs and unfavorable weather conditions in the first quarter.

Contract Drilling Expense. Direct rig cost increased $12.8 million to $40.8 million for the three months ended March 31, 2007 from $28.0 million for the same period in 2006. This 46% increase is primarily due to the increase in revenue days and the increase in average number of operating rigs in our fleet for the three months ended March 31, 2007 as compared to the same period in 2006. As a percentage of contract drilling revenue, drilling expense increased to 55% for the three-month period ended March 31, 2007 from 50% for the same period in 2006 due primarily to expenses related to the retention of crews of idle rigs.

Depreciation Expense. Depreciation expense increased $5.3 million to $11.2 million for the three months ended March 31, 2007 from $5.9 million for the same period in 2006. The increase is primarily due to the 45% increase in fixed assets, including the deployment of twelve additional rigs from our inventory and the Eagle Well Services acquisition, as well as incremental increases in ancillary equipment, all of which occurred after the 2006 period.

General and Administrative Expense. General and administrative expense increased $1.5 million to $4.7 million for the three months ended March 31, 2007 from $3.2 million for the same period in 2006. The increase is the result of an increase in yard expense of $717,000, an increase in payroll costs of $316,000, an increase in bad debt expense of $185,000, and an increase in stock compensation expense of $163,000. The increase in yard expense is primarily due to the acquisition of Eagle Well Services during the first quarter and the increase in payroll is primarily due to our increased employee count due both to organic growth and acquisitions as well as selected wage increases.

Interest Expense. Interest expense increased $1.2 million to $1.3 million for the three months ended March 31, 2007 from $85,000 for the same period in 2006. The increase is due to a decrease in the capitalization of interest expense related to our rig refurbishment program. We capitalized $454,000 of interest for the three months ended March 31, 2007 as compared to $1.1 million for the same period in 2006 as part of our rig refurbishment program. The increase is also attributable to an increase in the average debt outstanding during the respective periods.

Tax Expense (Benefit). We recorded a tax expense of $7.1 million for the three months ended March 31, 2007, of which $4.4 million is deferred tax expense. This compares to a deferred tax expense of $6.9 million for the three months ended March 31, 2006. This increase is due to an increase in pre-tax income and an increase in our effective tax rate.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $15.2 million for the three months ended March 31, 2007 as compared to $14.8 million in 2006. The increase of $400,000 from 2007 to 2006 was primarily due to increased cash receipts from customers, partially offset by higher cash payments to employees and suppliers.

Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used for investing activities was $17.1 million for the three-months ended March 31, 2007 as compared to $41.4 million for the same period in 2006. For the three months ended March 31, 2007, we used 16.2 million to refurbish our drilling rigs and $2.3 million to purchase Eagle Well Service, Inc. These amounts were partially offset by $1.4 million of proceeds received from the sale of assets. During the 2006 period, $16.4 million related to the Big A acquisition and $25.8 million was used to refurbish drilling rigs. These amounts were partially offset by $801,000 received from a restricted account that is used as security for a letter of credit issued to workers’ compensation insurance carrier.

Financing Activities. Our cash flows used in financing activities were $6.8 million for the three months ended March 31, 2007 as compared to $15.2 million provided by financing activities for the same period in 2006. For the three months ended March 31, 2007, our net cash used in financing activities related to principal payments of $14.8 million under our credit agreement with Fortis Capital Corp., partially offset by borrowings of $8.0 million under our credit facility with Fortis Capital Corp. Our net cash provided by financing activities for the three months ended March 31, 2006 related to net proceeds of approximately $36.4 million from our follow-on offering, borrowings of $15.0 million under our credit agreement with Fortis Capital Corp., partially offset by principal payments of $30.0 million under our credit facility with Fortis Capital Corp. and $4.6 million on a promissory note given in connection with our acquisition of all of the membership interests of Strata Drilling, L.L.C. and Strata Property, L.L.C. (together, "Strata") discussed below.

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

In July 2005, we acquired all of the membership interests in Strata and a related rig yard for an aggregate of $20.0 million, of which $13.0 million was paid in cash and $7.0 million paid in the form of promissory notes issued to the sellers. We funded the cash portion of the purchase price with a $13.0 million loan from Alpha Investors LLC ("Alpha"), an entity controlled by Wexford Capital L.L.C ("Wexford"). The outstanding principal balance of the loan plus accrued but unpaid interest was due in full upon the earlier to occur of the completion of our initial public offering and the maturity of the loan on July 1, 2006. We repaid this loan in full on August 22, 2005 with a portion of the proceeds from our initial public offering. Borrowings under our loan with Alpha bore interest at a rate equal to LIBOR plus 5% until September 30, 2005, and thereafter were to bear interest at a rate equal to LIBOR plus 7.5%. The $7.0 million original aggregate principal balance of the promissory notes issued to the sellers was automatically reduced by the amount of any costs and expenses we paid in connection with the refurbishment of one of the rigs we acquired from the sellers. The amount due on these notes, net of costs and expenses paid by us, was $4.5 million at December 31, 2005. The outstanding balance of the loan was paid in full on January 5, 2006 upon completion of the refurbishment of this rig.

On September 19, 2005, we entered into a term loan and security agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. The term loan provided for a term installment loan in an aggregate amount not to exceed $50.0 million and provided for a commitment by Merrill Lynch Capital to advance funds from time to time until December 31, 2005. The outstanding balance under the term loan could not exceed 60% of the net orderly liquidation value of our operating land drilling rigs. On September 19, 2005, we borrowed $43.0 million under the term loan. A portion of these borrowings, together with proceeds from our initial public offering, were used to fund the Eagle acquisition. The term loan bore interest on the outstanding principal balance at a variable per annum rate equal to LIBOR plus 271 basis points (7.1% at December 31, 2005). For the period from September 19, 2005 to January 1, 2006, interest only was payable monthly on the outstanding principal balance. Commencing February 1, 2006, the outstanding principal and interest on the term loan were payable in 60 consecutive monthly installments, each in an amount equal to one sixtieth of the outstanding principal balance on January 1, 2006 plus accrued interest on the outstanding principal balance. The maturity date was January 1, 2011. Our obligations under the term loan were secured by a first lien and security interest on substantially all of our assets and were guaranteed by each of our principal subsidiaries. The term loan included usual and customary negative covenants and events of default for loan agreements of this type. The term loan also required us to meet certain financial covenants, including maintaining a minimum Fixed Charge Coverage Ratio and a maximum Total Debt to EBITDA Ratio. This term loan was repaid in full in January 2006 with a portion of the proceeds from our new revolving credit facility and the term loan was terminated.

On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006. The aggregate revolving commitment was $120,000 at March 31, 2007. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement. Our borrowings under this revolving credit facility were used to fund a portion of the Big A acquisition and to repay in full all outstanding borrowings under our term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees paid for the three months ended March 31, 2007 were $161. Our subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at March 31, 2007. The revolving credit facility provides for mandatory prepayments under certain circumstances as more fully discussed in the revolving credit facility. The revolving credit facility contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $3.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolving credit facility may be terminated and all of our obligations under the revolving credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

We are party to term installment loans for an aggregate principal amount of approximately $6.0 million. These term loans are payable in 96 monthly installments, mature from 2013 - 2015 and have an weighted average annual interest rate of 6.94%. The proceeds from these term loans were used to purchase cranes.

We are party to a term loan agreement with Holliday American Mortgage for an aggregate principal amount of approximately $1.6 million related to the acquisition of the building. This term loan is payable in 166 monthly installments, matures in 2021 and has a interest rate of 6%.

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

In connection with our acquisitions of Big A Drilling and Eagle Well Services, Inc. we issued 72,571 and 1,070,390 shares of our common stock, respectively. See “Capital Expenditures” below.

Capital Expenditures.

During 2006, we substantially completed the refurbishment of 12 rigs, ranging from 450 to 1,500 horsepower. We incurred refurbishment costs of $67.7 million, ranging from $544,000 to $7.9 million per rig, which were funded with borrowings under our various credit facilities, public offerings, and cash flows from operations.

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

During the first quarter of 2007 we completed the refurbishment of a 1,500 horsepower rig. We incurred refurbishment costs of $7.0 million which were funded with borrowings under our various credit facilities and cash flows from operations.

We intend to complete the refurbishment of two additional inventoried rigs during 2007 at estimated costs (including drill pipe) for $5.9 million per rig. The actual cost of refurbishing our rigs will depend upon such factors as the availability of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals, shortages of skilled labor and the specific customer requirements.

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

On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle Well Services, Inc. and related subsidiaries for $2.5 million in cash, 1,070,390 shares of common stock and the assumption of debt of $6.5 million, liabilities of $819,000 and additional deferred income taxes of $7.7 million. We subsequently deployed three of these rigs and intend to deploy the remaining four rigs periodically over the coming months with the expectation that all 31 will be in service by the end of the second quarter of 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our new revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to adjusted EBITDA. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $368,000 annually, based on the $60.0 million outstanding in the aggregate under our credit facility as of March 31, 2007.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10−Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, with the exception of the matters previously disclosed in our filing with the SEC, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 8, 2007.

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

10.1
Agreement and Plan of Merger, effective as of January 9, 2007, by and between the Company, BDC Acquisition Company, Eagle Well Services, Inc., Kim Snell and the stockholders of Eagle (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 17, 2007).

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

Dated: May 9, 2007	BRONCO DRILLING COMPANY, INC.

	By:	/s/ Zachary M. Graves
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: May 9, 2007	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)