Form 10-Q
period 2007-06-30
Bronco Drilling Company, Inc.
filed 2007-08-03
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, 26,019,441 shares of common stock were outstanding.

BRONCO DRILLING COMPANY, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share par value)

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,823	$10,608
Receivables
Trade and other, net of allowance for doubtful accounts of
$1,178 and $400 in 2007 and 2006, respectively	58,690	60,282
Contract drilling in progress	3,390	1,989
Income tax receivable	1,223	-
Current deferred income taxes	456	155
Prepaid expenses	1,213	338

Total current assets	69,795	73,372

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	453,271	396,499
Transportation, office and other equipment	39,543	29,928
	492,814	426,427
Less accumulated depreciation	64,668	44,505
	428,146	381,922

OTHER ASSETS
Goodwill	22,144	21,280
Restricted cash and deposit	2,745	2,600
Intangibles, net, and other	6,355	3,314
	31,244	27,194

	$529,185	$482,488

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,169	$19,677
Accrued liabilities
Payroll related	7,916	7,587
Deferred revenue and other	3,562	4,180
Income tax payable	-	3,724
Current maturities of long-term debt	901	636

Total current liabilities	27,548	35,804

LONG-TERM DEBT, less current maturities	66,531	64,091

DEFERRED INCOME TAXES	58,223	42,608

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000 shares authorized;
26,019 and 24,938 shares issued and outstanding
at June 30, 2007 and December 31, 2006	260	250

Additional paid-in capital	296,142	279,355

Retained earnings	80,481	60,380
Total stockholders' equity	376,883	339,985

	$529,185	$482,488

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
REVENUES
Contract Drilling Revenues, including
0%, 4%, 2% and 4% to related parties	$69,291	$67,110	$143,870	$123,497
Well service	5,429	-	9,831	-
	74,720	67,110	153,701	123,497
EXPENSES
Contract drilling	40,514	33,171	81,313	60,895
Well service	3,280	-	5,922	-
Depreciation and amortization	10,894	6,805	22,099	12,742
General and administrative	5,399	3,576	10,091	7,050
	60,087	43,552	119,425	80,687

Income from operations	14,633	23,558	34,276	42,810

OTHER INCOME (EXPENSE)
Interest expense	(795)	(280)	(2,062)	(365)
Loss from early extinguishment of debt	-	-	-	(1,000)
Interest income	203	77	250	123
Other	101	121	166	170
	(491)	(82)	(1,646)	(1,072)
Income before income taxes	14,142	23,476	32,630	41,738
Income tax expense	5,428	8,747	12,529	15,663

NET INCOME	$8,714	$14,729	$20,101	$26,075

Income per common share-Basic	$0.33	$0.59	$0.77	$1.08

Income per common share-Diluted	$0.33	$0.59	$0.77	$1.08

Weighted average number of shares outstanding-Basic	26,019	24,938	25,963	24,227

Weighted average number of shares outstanding-Diluted	26,116	24,958	26,028	24,252

The accompanying notes are an integral part of these statements.

Bronco Drilling Company Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)
For the six-months ended June 30, 2007
(Unaudited)

			Additional		Total
	Common	Common	Paid In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2007	24,938	$250	$279,355	$60,380	$339,985

Stock issued in acquisition	1,070	10	15,114	-	15,124

Net income	-	-	-	20,101	20,101

Stock compensation	11	-	1,673	-	1,673

Balance as of June 30, 2007	26,019	$260	$296,142	$80,481	$376,883

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$20,101	$26,075
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	22,393	12,986
Bad debt expense	1,520	34
Gain on sale of asset	(691)	(946)
Write off of debt issue costs	-	267
Stock compensation	1,673	1,341
Provision for deferred income taxes	7,606	6,848
Changes in current assets and liabilities:
Receivables	1,767	(14,711)
Contract drilling in progress	(1,401)	(694)
Prepaid expenses	(877)	(403)
Other assets	(450)	203
Accounts payable	(13,458)	(5,609)
Accrued expenses	(289)	4,412
Income taxes receivable/payable	(4,947)	833

Net cash provided by operating activities	32,947	30,636

Cash flows from investing activities:
Restricted cash account	-	518
Business acquisitions, net of cash acquired	(2,337)	(16,028)
Proceeds from sale of asset	2,446	950
Purchase of property and equipment	(31,826)	(67,548)

Net cash used in investing activities	(31,717)	(82,108)

Cash flows from financing activities:
Proceeds from borrowings	12,000	37,000
Payments of debt	(19,015)	(34,620)
Debt issue costs	-	(1,665)
Proceeds from sale of common stock, net
of offering costs of $577	-	36,229

Net cash (used in) provided by financing activities	(7,015)	36,944

Net decrease in cash and cash equivalents	(5,785)	(14,528)

Beginning cash and cash equivalents	10,608	17,039

Ending cash and cash equivalents	$4,823	$2,511

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$1,971	$-
Income taxes paid	9,870	7,983
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition	8,527	-
Common stock issued for acquisition	15,124	1,816
Debt assumed in acquisition	6,516	-
Note issued for acquisition of property and equipment	3,205	3,190

The accompanying notes are an integral part of these statements.

Bronco Drilling Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ Amounts in thousands, except per share and share amounts)

1. Organization and Summary of Significant Accounting Policies

Unless the context requires otherwise, references in this quarterly report to “Bronco,” the “Company,” “we,” “us,” and “our” are to Bronco Drilling Company, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business and Principles of Consolidation

Bronco Drilling Company, Inc., a Delaware corporation, provides contract land drilling and workover services to oil and natural gas exploration and production companies, primarily in Oklahoma and Texas. The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2007, the related results of operations for the three months and six months ended June 30, 2007 and 2006 and the cash flows for the six months ended June 30, 2007 and 2006. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three months and six months ended June 30, 2007 are not necessarily an indication of the results expected for the full year.

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

Property and Equipment

Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling and workover rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired or refurbished rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $63,205 and $57,247 as of June 30, 2007 and December 31, 2006, respectively. Gains and losses on dispositions are included in operating revenues.

The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the six months ended June 30, 2007 and 2006, the Company capitalized $903 and $2,031, respectively, and for the three months ended June 30, 2007 and 2006, the Company capitalized $449 and $902, respectively, of interest costs incurred during the construction periods of certain drilling rigs.

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

Recent Accounting Pronouncements

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Our 2005 − 2006 U.S. federal and state income tax returns remain open to examination by the Internal Revenue Service (IRS). The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities−−Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 may have on its consolidated financial statements.

2. Acquisitions

On January 18, 2006, the Company completed the acquisition of six land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A Drilling, L.L.C. (“Big A”). The results of Big A’s operations have been included in the consolidated financial statements since that date. The purchase price for the assets consisted of $16,028 in cash and 72,571 shares of our common stock with a fair market value of $1,816. At closing, the Company also entered into a lease agreement with an affiliate of Big A under which it leased a rig refurbishment yard located in Woodward, Oklahoma. The lease had an initial term of six months, and the Company has the option to extend the initial term for a period of three years following the expiration of the initial term. The lease is currently month-to-month. The purchase price has been allocated to property and equipment totaling $17,077, goodwill of $380 and customer lists of $387. Customer lists are being amortized over an expected life of four years. The entire amount allocated to goodwill is considered deductible for tax purposes.

On January 9, 2007, the Company completed the acquisition of 31 workover rigs, 24 of which were in service at the time of the acquisition, from Eagle Well Service, Inc. (“Eagle”) and related subsidiaries for $2,500 in cash, 1,070,390 shares of our common stock with a fair market value of $15,124, and the assumption of debt of $6,516, liabilities of $800 and additional deferred income taxes of $7,708. This acquisition provided a platform for the Company to expand into the well service industry. The Company acquired the stock of Eagle, which was accounted for using the purchase method of accounting. The deferred tax liability assumed in the acquisition was the main factor that resulted in the Company recording goodwill, all of which is not deductible for tax purposes. The amortizable intangibles acquired include trade name and customer lists, which will be amortized over two and four years, respectively. The operations related to the Eagle acquisition are included in the Company’s statement of operations as of the respective closing date. The Company is in the process of gathering additional information to finalize the fair value of assets acquired and the purchase price allocation is subject to change.

The following table summarizes the allocation of purchase price to the Company’s acquisition of Eagle:

Assets acquired:
Cash	$163
Prepaid Expenses	227
Accounts Receivable	1,694
Drilling equipment	-
Workover equipment	23,912
Vehicles	1,943
Other equipment	244
Customer Lists	3,380
Trade Name	190
Goodwill	852
$32,605

The following pro forma information gives effect to the Eagle acquisition as though it was effective at the beginning of each year presented. It also gives effect to the Big A acquisition as though it was effective at the beginning of 2006. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects the Company’s historical data and historical data from the acquired business for the periods indicated. The pro forma data may not be indicative of the results the Company would have achieved had it completed the acquisition at the beginning of each period presented, or that it may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements. Pro forma income per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the period. Pro forma per share information is presented for the three months ended June 30, 2007 on the basis of 26,019,000 and 26,117,000 weighted average shares issued basic and diluted. Pro forma per share information is presented for the six months ended June 30, 2007 on the basis of 25,963,000 and 26,028,000 weighted average shares issued basic and diluted. Pro forma per share information is presented for the three months ended June 30, 2006 on the basis of 26,008,000 and 26,028,000 weighted average shares issued basic and diluted. Pro forma per share information is presented for the six months ended June 30, 2006 on the basis of 25,297,000 and 25,322,000 weighted average shares issued basic and diluted. Dilutive pro forma effect is given to shares that are issuable upon the exercise of outstanding options under an employee stock option plan.

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total revenues	$74,720	$71,255	$154,056	$130,961
Net income	$8,714	$13,916	$20,114	$25,213
Net income per common share:
Basic	$0.33	$0.54	$0.77	$1.00
Diluted	$0.33	$0.53	$0.77	$1.00

3. Long-term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $81
Interest on the notes ranges from 6.74% - 7.07%, with various due dates (1)	$5,407	$4,167

Revolving credit facility with Fortis Capital Corp., collateralized by the Company's assets, and matures on January 13, 2009. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (2)	60,000	60,000

Notes payable to Ford Credit, collateralized by trucks,
payable in monthly principal and interest installments of $4.
Interest on the notes is 7.99%-8.99% with various due dates. (3)	-	167

Note payable to John Deere Construction & Forestry Company, collateralized by forklifts, payable in thirty-six monthly installments of $11, due December 1, 2009. (4)	337	393

Note payable to Holliday American Mortgage, collateralized by the building, payable in principal and interest installments of $14, interest on the note is 6.0% with a due date of January 1, 2021. (5)	1,546	-

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $5, various due dates.	142	-

	67,432	64,727
Less current installments	901	636

	$66,531	$64,091

(1)
On December 7, 2005, January 4, 2006, June 12, 2006 and March 12, 2007, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The loans provide for term installment notes in an aggregate amount not to exceed $6,000. The proceeds of the term loans were used to purchase five cranes.

(2)
On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006. The aggregate revolving commitment was $110,000 as of June 30, 2007. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement. Interest payments shall be made on advances made at prime on the last business day of each calendar quarter and on the date such advance shall be paid in full, while advances made at LIBOR are payable on the last day of each interest period which could be one, two, three, or six months as selected by the Company. Interest payments shall be made at three month intervals from the first day of such interest period if the period is greater than three months. Our borrowings under this revolving credit facility were used to fund a portion of the Big A acquisition and to repay in full all outstanding borrowings under our term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.  The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three months and six months ended June 30, 2007 were $68 and $149. Our subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at June 30, 2007. The revolving credit facility provides for mandatory prepayments under certain circumstances as more fully discussed in the revolving credit facility. The revolving credit facility contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $3.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolving credit facility may be terminated and all of our obligations under the revolving credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

(3)
On various dates during 2006, the Company entered into term loan agreements with Ford Credit. The loans provide for term installment notes in an aggregate not to exceed $174. The proceeds of the term loans were used to purchase eight trucks. These notes were paid off in the first quarter of 2007.

(4)
On November 21, 2006, the Company entered into term loan agreements with John Deere Construction & Forestry Company. The loans provide for term installments in an aggregate not to exceed $403. The proceeds of the term loans were used to purchase two forklifts.

(5)
On January 2, 2007, the Company assumed a term loan agreement with Holliday American Mortage related to the acquisition of a building. The loan provides for term installments in an aggregate not to exceed $1,590.

Long-term debt maturing each year subsequent to June 30, 2007 is as follows:

2008	$901
2009	60,927
2010	913
2011	866
2012	922
2013 and thereafter	2,903
$67,432

4. Workers’ Compensation and Health Insurance

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. Due to the size of the deductible, the policy requires the Company to maintain a letter of credit with an insurance company and a bank. At June 30, 2007 and December 31, 2006, the Company had a deposit of $2,745 and $2,600, respectively, with an insurance company collateralizing the letter of credit. The deposit is reflected in restricted cash and deposit. Accrued expenses at June 30, 2007 and December 31, 2006 included approximately $3,178 and $1,869, respectively, for estimated but not reported costs and premium accruals related to our workers’ compensation insurance.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. The Company has a maximum liability of $75 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at June 30, 2007 and December 31, 2006 included approximately $203 and $404, respectively, for the Company’s estimate of incurred but not reported costs related to the self-insurance portion of the Company’s health insurance.

5. Transactions with Affiliates

Effective April 1, 2005, the Company entered into an administrative services agreement with its then affiliate Gulfport Energy Corporation (“Gulfport”). Under this agreement, Gulfport agreed to provide certain services to the Company, including accounting, human resources, legal and technical support services. In return for the services, the Company agreed to pay Gulfport an annual fee of approximately $414 payable in equal monthly installments during the term of this agreement. In addition, the Company leased approximately 1,200 square feet of office space from Gulfport for the Company’s headquarters for an annual rent of $21 payable in equal monthly installments. The services the Company received under the administrative services agreement and the fees for such services could be amended by mutual agreement of the parties. In January 2006, the Company reduced the level of administrative services being provided by Gulfport and increased its office space to approximately 2,500 square feet. As a result, the Company’s annual fee for administrative services was reduced to approximately $150 and its annual rental was increased to approximately $44. The administrative services agreement had a three-year term, and upon expiration of that term the agreement would continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement was terminable (1) by the Company at any time with at least 30 days prior written notice to Gulfport and (2) by either party if the other party is in material breach of the agreement and such breach had not been cured within 30 days of receipt of written notice of such breach. The Company terminated the administrative services agreement effective April 1, 2006. As a result, the Company incurred no expense related to this agreement during the three and six months ended June 30, 2007. The Company paid Gulfport approximately $0 and $49 in consideration for these services during the three and six months ended June 30, 2006, respectively. At June 30, 2007 and December 31, 2006, $0 was owed to Gulfport and included in accounts payable. Prior to entry into this administrative services agreement, the Company reimbursed Gulfport for its dedicated employee time, office space and general and administrative costs based upon the pro rata share of time its employees spent performing service for the Company.

Additionally, the Company provided contract drilling services totaling $0 and $2,616 to affiliated entities during the three and six months ended June 30, 2007. The Company provided contract drilling services totaling $2,953 and $5,123 to affiliated entities during the three and six months ended June 30, 2006, respectively. The Company had receivables from affiliates of $0 and $1,016 at June 30, 2007 and December 31, 2006, respectively.

6. Commitments and Contingencies

The Company currently has a lawsuit pending in which the Company sued the defendant, an oil and gas operating company, for approximately $942 as a result of the defendant’s refusal to make payment pursuant to the terms of its drilling contract. The defendant has countersued for damages in excess of $2,800, alleging breach of contract, negligence, gross negligence and breach of warranties. Mediation was conducted and no settlement was reached. Settlement discussions are ongoing. It is not possible to predict the outcome of this matter. An allowance of $842 has been provided for a portion of the amounts receivable under the drilling contract. No amounts have been accrued for damages sought in the counterclaim. Legal fees associated with the lawsuit have been expensed during the period incurred. Should the amounts ultimately not be collected or if any amounts are due under the counterclaims then additional expenses will be recorded.

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

7. Net Income Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic:
Net income	$8,714	$14,729	$20,101	$26,075

Weighted average shares	26,019	24,938	25,963	24,227

Earnings per share	$0.33	$0.59	$0.77	$1.08

Diluted:
Net income	$8,714	$14,729	$20,101	$26,075

Weighted average shares:
Outstanding (thousands)	26,019	24,938	25,963	24,227
Restricted Stock (thousands)	97	20	65	25
	26,116	24,958	26,028	24,252

Income per share	$0.33	$0.59	$0.77	$1.08

The weighted average number of diluted shares excludes 25,584 and 31,310 shares for the three and six months ended June 30, 2007 for options due to their antidilutive effects.

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

9. Stock Options and Stock Option Plan

The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”) which is described below. The compensation cost that has been charged against income before taxes related to stock options was $480 and $1,007 for the three and six months ended June 30, 2007, respectively, and $811 and $1,341 for the three and six months ended June 30, 2006, respectively. These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

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

The Company’s board of directors and a majority of the Company’s stockholders approved the Company’s 2006 Stock Incentive Plan (the “2006 Plan,” and together with the 2005 Plan, the “Plans”), effective April 20, 2006. No further awards will be made under the 2005 Plan. The purpose of the 2006 Plan provides a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of the Company’s common stock through the granting of one or more of the following awards: (1) incentive stock options, (2) nonstatutory stock options, (3) restricted awards, (4) performance awards and (5) stock appreciation rights. The maximum aggregate amount of the Company’s common stock which may be issued upon exercise of all awards under the 2006 Plan, may not exceed 2,500,000 shares, less shares underlying options granted to employees under the 2005 Plan prior to the adoption of the 2006 Plan.

On April 20, 2007, the Company filed a Tender Offer Statement on Schedule TO relating to the Company’s offer to eligible directors, officers, employees and consultants to exchange certain outstanding options to purchase shares of our common stock for restricted stock awards consisting of the right to receive restricted shares of our common stock (the “Restricted Stock Awards”). The offer expired on May 21, 2007. Pursuant to the offer, the Company accepted for cancellation eligible options to purchase 729,000 shares of the Company’s common stock tendered by directors, officers, employees and consultants eligible to participate in the offer. Subject to the terms and conditions of the offer, on May 21, 2007 the Company granted one Restricted Stock Award in exchange for every two shares of common stock underlying the eligible options tendered. The Restricted Stock Awards will vest in equal amounts on January 1, 2008 and January 1, 2009, subject to earlier vesting or forfeiture in certain circumstances. We granted the Restricted Stock Awards under the 2006 Plan.

An incremental cost was computed in accordance with SFAS No. 123(R) upon the conversion of options to restricted stock. The incremental cost was measured as the excess of the fair value of the modified award over the fair value to the original award immediately preceding conversion, measured based on the share price and other pertinent factors at that date. The incremental cost to be recognized over the vesting period of the modified award is $387.

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

Under the 2005 Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. Under the 2006 Plan, employee stock options become exercisable to the extent the options have become vested pursuant to the vesting schedule set forth in the applicable stock option award certificate, and all options generally expire ten years after the date of grant. The Plans provide that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the six months ended June 30, 2006. We did not grant any options during the six months ended June 30, 2007.

June 30,
2006
Expected volatility	48%
Expected life in years	5.77
Weighted average risk free interest rate	4.65%

The Company has not declared dividends since it became a public company and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted simplified method. In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black-Scholes model. The following table provides information relating to activity in the 2005 and 2006 Plans during the first six months of 2007:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value
Options outstanding at December 31, 2006	832	$20.39	8.91	$(2,632)
Granted	-	-
Exercised	-	-
Converted	(729)	20.09
Forfeited/expired	(38)	21.71

Options outstanding at June 30, 2007	65	$23.02	8.78	(430)

Options fully vested and exercisable at June 30, 2007	28	$23.81	8.72	$(204)

		Weighted Average	Aggregate
		Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Options nonvested at December 31, 2006	513	$11.11	$5,700
Granted	-	-	-
Vested	(92)	11.05	1,012
Converted	(360)	11.07	3,986
Forfeited/expired	(24)	11.40	273

Options nonvested at June 30, 2007	37	$11.45	$429

As of June 30, 2007, there was $429 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 1.83 years.

10. Restricted Stock

Under all restricted stock awards to date, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions. Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period. Compensation expense for the three and six months ended June 30, 2007, related to shares of restricted stock was $501 and $666, respectively. Restricted stock activity for the six months ended June 30, 2007 follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	67	$20.25
Granted	119	15.42
Converted	365	16.69
Vested	(11)	20.25
Forfeited/expired	-	-
Outstanding at June 30, 2007	540	$16.79

There was $6,755 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.50 years as of June 30, 2007.

11. Employee Benefit Plans

The Company implemented a new 401(k) retirement plan for its eligible employees during 2006. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the three and six months ended June 30, 2007 were $265 and $511, respectively, and $202 and $274 for the three and six months ended June 30, 2006, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 9, 2007 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Overview

We provide contract land drilling services to oil and natural gas exploration and production companies. We currently own a fleet of 65 land drilling rigs, of which 54 are marketed and 11 are held in inventory. We also own a fleet of 43 workover rigs, of which 30 are marketed, 11 are in the process of being refurbished and two are held in inventory. We also currently own a fleet of 69 trucks used to transport our rigs.

We commenced operations in 2001 with the purchase of one stacked 650-horsepower rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 24 inventoried drilling rigs during the period from November 2003 to July 2007. In addition, we have a 41,000 square foot machine shop in Oklahoma City which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our four drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.

We currently operate our drilling rigs in Oklahoma, Louisiana, Texas, North Dakota, Kansas and Colorado. Our workover rigs are currently operating in Oklahoma, Texas, Kansas, Colorado, and New Mexico. A majority of the wells we have drilled for our customers have been drilled in search of natural gas reserves. Natural gas is often found in deep and complex geologic formations that generally require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 65 rigs includes 38 rigs ranging from 950 to 2,500 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required to explore for deep natural gas reserves. Our higher horsepower land drilling rigs can also drill horizontal wells, which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.

We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have 16 of our rigs operating under agreements with terms ranging from one to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

For the three and six months ended June 30, 2007 and 2006 and years ended December 31, 2006, 2005 and 2004, our rig utilization rates, revenue days and average number of operating rigs were as follows

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2007	2006	2007	2006	2006	2005	2004
Average number of operating rigs	52	43	52	41	45	17	9
Revenue days	3,624	3,631	7,255	6,985	15,202	5,781	2,733
Utilization Rates	76%	92%	78%	94%	93%	95%	81%

The increase in the number of revenue days in the three and six month-period ended June 30, 2007 as compared to the same period in 2006 is attributable to the increase in the size of our operating rig fleet partially offset by a decrease in our rig utilization rate.

We devote substantial resources to maintaining, upgrading and expanding our rig fleet. We substantially completed the refurbishment of three rigs to date in 2007, 12 rigs in 2006 and six rigs in 2005.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicate

	At June 30,	At December 31,
	2007	2006	2005	2004

Crude oil (Bbl)	$70.47	$61.05	$61.04	$43.45
Natural gas (Mmbtu)	$6.77	$6.30	$11.23	$6.15
U.S. Land Rig Count	1,697	1,626	1,391	1,138

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

Due to its clean burning nature and strong transportation infrastructure natural gas has become extremely popular as a major source of energy in the U.S., for both consumers and industry. Many utilities, for example, have shifted away from coal or oil to natural gas to meet growing electricity demand. As a result, demand for natural gas is expected to rise by more than 20 percent between now and 2030. EIA projects that traditional North American producing areas will provide 75% of long-term U.S. gas needs, but will be unable to meet this long-term projected demand.

In addition, a study published by the National Petroleum Council in September 2003 concluded from drilling and production data over the preceding ten years that average “initial production rates from new wells have been sustained through the use of advanced technology; however, production declines from these initial rates have increased significantly; and recoverable volumes from new wells drilled in mature producing basins have declined over time.” For example, in 2006, as there were 3.4 times the number of wells drilled as compared to ten years earlier, with no increase in production according to the EIA.

We believe all of these factors tend to support a sustained higher natural gas price environment, which should create strong incentives for oil and natural gas exploration and production companies to maintain high levels of drilling activity in the U.S.

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

We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operation, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2007 and 2006, we did not experience a loss on the one footage contract we completed. We drilled one well pursuant to a footage contract during the three and six months ended June 30, 2007. We are more likely to encounter losses on footage contracts in years in which revenue rates are lower for all types of contracts.

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. At June 30, 2007, our footage drilling in progress totaled $152,000. At June 30, 2007 and December 31, 2006, our contract drilling in progress totaled $3.2 million and $2.0 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three years. Our allowance for doubtful accounts was $1.2 million and $400,000 at June 30, 2007 and December 31, 2006, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

Asset Impairment and Depreciation—We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets and goodwill, at June 30, 2007, would have resulted in a corresponding decrease in our net income of approximately $2.7 million.

Our determination of the estimated useful lives of our depreciable assets, directly affects our determination of depreciation expense and deferred taxes. A decrease in the useful life of our drilling equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling rigs, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from three to fifteen years after the rig was placed into service. Depreciation commences once a rig is placed in service and continues uninterrupted whether the rig is idle or working. Our estimates of the useful lives of our drilling, transportation and other equipment are based on our experience in the drilling industry with similar equipment.

We capitalize interest cost as a component of drilling rigs refurbished for our own use. During the six months ended June 30, 2007 and year ended December 31, 2006, we capitalized approximately $903,000 and $3.6 million, respectively.

Stock Based Compensation— We have adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award. Stock compensation expense was $981,000 and $1.7 million for the three and six months ended June 30, 2007, respectively, and $811,000 and $1.3 million for the three and six months ended June 30, 2006, respectively.

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

Other Accounting Estimates—Our other accrued expenses as of June 30, 2007 and December 31, 2006 included accruals of approximately $3.2 million and $1.9 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of June 30, 2007 and December 31, 2006, we had $2.7 and 2.6 million in letters of credit, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims. We also have a self-insurance program for major medical hospitalization and dental coverage for employees and their dependents. The Company recognizes both reported and incurred but not reported costs related to the self-insurance portion of our health insurance. Since the accrual is based on estimates of expenses for claims, the ultimate amounts paid may differ from accrued amounts.

Recent Highlights

The following are highlights that impacted our liquidity or results of operations for the six months ended June 30, 2007:

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

•
On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle and related subsidiaries for $2.5 million in cash, 1,070,390 shares of our common stock, and the assumption of debt of $6.5 million, liabilities of $800,000 and additional deferred income taxes of $7.7 million. We subsequently deployed the remaining rigs periodically during the second quarter of 2007.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Contract Drilling Revenue. For the three months ended June 30, 2007, we reported contract drilling revenues of $69.3 million, a 3% increase from revenues of $67.1 million for the same period in 2006. The increase is primarily due to an increase in dayrates and average number of rigs working for the three months ended June 30, 2007 as compared to the same period in 2006, partially offset by a decrease in revenue days. Average dayrates for our drilling services increased $649, or 4%, to $17,796 for the three months ended June 30, 2007 from $17,147 in the same period in 2006. Revenue days decreased to 3,624 days for the three months ended June 30, 2007 from 3,631 days during the same period in 2006. Our average number of operating rigs increased to 52 from 43, or 21%, for the three months ended June 30, 2007 as compared to the same period in 2006. The decrease in the number of revenue days for the three months ended June 30, 2007 as compared to the same period in 2006 is attributable to a decrease in our rig utilization rate to 76% for the three months ended June 30, 2007 from 92% for the three months ended June 30, 2006 offset by the increase in the size of our operating rig fleet due to refurbishments. The 16% decrease in utilization was primarily due to a more competitive market resulting from an increase in the supply of drilling rigs and unfavorable weather conditions in the second quarter.

Contract Drilling Expense. Direct rig cost increased $7.3 million to $40.5 million for the three months ended June 30, 2007 from $33.2 million for the same period in 2006. This 22% increase is primarily due to the increase in available days as the result of the increase in average number of operating rigs in our fleet for the three months ended June 30, 2007 as compared to the same period in 2006. As a percentage of contract drilling revenue, drilling expense increased to 58% for the three-month period ended June 30, 2007 from 49% for the same period in 2006 due primarily to expenses related to the retention of crews of idle rigs.

Depreciation Expense. Depreciation expense increased $4.1million to $10.9 million for the three months ended June 30, 2007 from $6.8 million for the same period in 2006. The increase is primarily due to the 35% increase in fixed assets, including the deployment of nine additional rigs from our inventory and the Eagle acquisition, as well as incremental increases in ancillary equipment, all of which occurred after the 2006 period.

General and Administrative Expense. General and administrative expense increased $1.8 million to $5.4 million for the three months ended June 30, 2007 from $3.6 million for the same period in 2006. The increase is the result of an increase in bad debt expense of $1.2 million, an increase in payroll costs of $222,000, an increase in stock compensation expense of $178,000, and an increase in yard expense of $139,000. The increase in yard expense is primarily due to the acquisition of Eagle during the first quarter and the increase in payroll is primarily due to our increased employee count due both to organic growth and acquisitions as well as selected wage increases.

Interest Expense. Interest expense increased $515,000 to $795,000 for the three months ended June 30, 2007 from $280,000 for the same period in 2006. The increase is due to a decrease in the capitalization of interest expense related to our rig refurbishment program. We capitalized $449,000 of interest for the three months ended June 30, 2007 as compared to $902,000 for the same period in 2006 as part of our rig refurbishment program. The increase is also attributable to an increase in the average debt outstanding during the respective periods.

Tax Expense (Benefit). We recorded a tax expense of $5.4 million for the three months ended June 30, 2007, of which $2.4 million is deferred tax expense. This compares to a deferred tax expense of $8.7 million for the three months ended June 30, 2006. This decrease is due to a decrease in pre-tax income.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Contract Drilling Revenue. For the six months ended June 30, 2007, we reported contract drilling revenues of $143.9 million, a 16% increase from revenues of $123.5 million for the same period in 2006. The increase is primarily due to an increase in dayrates, revenue days, and average number of rigs working for the six months ended June 30, 2007 as compared to the same period in 2006. Average dayrates for our drilling services increased $1,854, or 11%, to $18,267 for the six months ended June 30, 2007 from $16,413 in the same period in 2006. Revenue days increased 4% to 7,255 days for the six months ended June 30, 2007 from 6,985 days during the same period in 2006. Our average number of operating rigs increased to 52 from 41, or 26%, for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in the number of revenue days for the six months ended June 30, 2007 as compared to the same period in 2006 is attributable to the increase in the size of our operating rig fleet due to refurbishments partially offset by a decrease in our rig utilization rate to 78% for the six months ended June 30, 2007 from 94% for the six months ended June 30, 2006. This 16% decrease was primarily due to a more competitive market resulting from an increase in the supply of drilling rigs and unfavorable weather conditions during the first six months of 2007.

Contract Drilling Expense. Direct rig cost increased $20.4 million to $81.3 million for the six months ended June 30, 2007 from $60.9 million for the same period in 2006. This 34% increase is primarily due to the increase in revenue days and the increase in average number of operating rigs in our fleet for the six months ended June 30, 2007 as compared to the same period in 2006. As a percentage of contract drilling revenue, drilling expense increased to 57% for the six month period ended June 30, 2007 from 49% for the same period in 2006 due primarily to expenses related to the retention of crews of idle rigs.

Depreciation Expense. Depreciation expense increased $9.4 million to $22.1 million for the six months ended June 30, 2007 from $12.7 million for the same period in 2006. The increase is primarily due to the 35% increase in fixed assets, including the deployment of nine additional rigs from our inventory and the Eagle acquisition, as well as incremental increases in ancillary equipment, all of which occurred after the 2006 period.

General and Administrative Expense. General and administrative expense increased $3.0 million to $10.1 million for the six months ended June 30, 2007 from $7.1 million for the same period in 2006. The increase is the result of an increase in bad debt expense of $1.3 million, an increase in payroll costs of $537,000, an increase in yard expense of $521,000, and an increase in stock compensation expense of $333,000. The increase in yard expense is primarily due to the acquisition of Eagle during the first quarter and the increase in payroll is primarily due to our increased employee count due both to organic growth and acquisitions as well as selected wage increases.

Interest Expense. Interest expense increased $1.7 million to $2.1 million for the six months ended June 30, 2007 from $366,000 for the same period in 2006. The increase is due to a decrease in the capitalization of interest expense related to our rig refurbishment program. We capitalized $903,000 of interest for the six months ended June 30, 2007 as compared to $2.0 million for the same period in 2006 as part of our rig refurbishment program. The increase is also attributable to an increase in the average debt outstanding during the respective periods.

Tax Expense (Benefit). We recorded a tax expense of $12.5 million for the six months ended June 30, 2007, of which $7.6 million is deferred tax expense. This compares to a deferred tax expense of $15.7 million for the six months ended June 30, 2006. This decrease is due to a decrease in pre-tax income.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $32.9 million for the six months ended June 30, 2007 as compared to $30.6 million in 2006. The increase of $2.3 million from 2007 to 2006 was primarily due to increased cash receipts from customers, partially offset by higher cash payments to employees and suppliers.

Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used for investing activities was $31.7 million for the six months ended June 30, 2007 as compared to $82.1 million for the same period in 2006. For the six months ended June 30, 2007, we used $31.8 million to refurbish our drilling rigs and $2.3 million to purchase Eagle. These amounts were partially offset by $2.4 million of proceeds received from the sale of assets. During the 2006 period, $16.2 million related to the Big A acquisition and $67.4 million was used to refurbish drilling rigs. These amounts were partially offset by $518,000 received from a restricted account that is used as security for a letter of credit issued to workers’ compensation insurance carrier and $950,000 received from the sale of assets.

Financing Activities. Our cash flows used in financing activities were $7.0 million for the six months ended June 30, 2007 as compared to $37.0 million provided by financing activities for the same period in 2006. For the six months ended June 30, 2007, our net cash used in financing activities related to principal payments of $19.0 million under our credit agreement with Fortis Capital Corp., partially offset by borrowings of $12.0 million under our credit facility with Fortis Capital Corp. Our net cash provided by financing activities for the six months ended June 30, 2006 related to net proceeds of approximately $36.2 million from our follow-on offering, borrowings of $37.0 million under our credit agreement with Fortis Capital Corp., partially offset by principal payments of $30.0 million under our credit facility with Fortis Capital Corp. and $4.6 million on a promissory note given in connection with our acquisition of all of the membership interests of Strata Drilling, L.L.C. and Strata Property, L.L.C. (together, “Strata”) discussed below.

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

In July 2005, we acquired all of the membership interests in Strata and a related rig yard for an aggregate of $20.0 million, of which $13.0 million was paid in cash and $7.0 million paid in the form of promissory notes issued to the sellers. We funded the cash portion of the purchase price with a $13.0 million loan from Alpha Investors LLC, or Alpha, an entity controlled by Wexford Capital, LLC, or Wexford. The outstanding principal balance of the loan plus accrued but unpaid interest was due in full upon the earlier to occur of the completion of our initial public offering and the maturity of the loan on July 1, 2006. We repaid this loan in full on August 22, 2005 with a portion of the proceeds from our initial public offering. Borrowings under our loan with Alpha bore interest at a rate equal to LIBOR plus 5% until September 30, 2005, and thereafter were to bear interest at a rate equal to LIBOR plus 7.5%. The $7.0 million original aggregate principal balance of the promissory notes issued to the sellers was automatically reduced by the amount of any costs and expenses we paid in connection with the refurbishment of one of the rigs we acquired from the sellers. The amount due on these notes, net of costs and expenses paid by us, was $4.5 million at December 31, 2005. The outstanding balance of the loan was paid in full on January 5, 2006 upon completion of the refurbishment of this rig.

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

On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006. The aggregate revolving commitment was $110,000 as of June 30, 2007. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement. Our borrowings under this revolving credit facility were used to fund a portion of the Big A acquisition and to repay in full all outstanding borrowings under our term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and six months ended June 30, 2007 were $68,000 and $149,000, respectively. Our subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at June 30, 2007. The revolving credit facility provides for mandatory prepayments under certain circumstances as more fully discussed in the revolving credit facility. The revolving credit facility contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $3.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolving credit facility may be terminated and all of our obligations under the revolving credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

We are party to term installment loans for an aggregate principal amount of approximately $6.0 million. These term loans are payable in 96 monthly installments, mature from 2013 - 2015 and have an weighted average annual interest rate of 6.94%. The proceeds from these term loans were used to purchase cranes.

We are party to a term loan agreement with Holliday American Mortgage for an aggregate principal amount of approximately $1.6 million related to the acquisition of a building. This term loan is payable in 166 monthly installments, matures in 2021 and has a interest rate of 6%.

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

In connection with our acquisitions of Big A and Eagle we issued 72,571 and 1,070,390 shares of our common stock, respectively. See “Capital Expenditures” below.

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

On January 18, 2006, we purchased six operating rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A. The purchase price for the assets consisted of $16.3 million paid in cash and 72,571 shares of our common stock.

In October 2006, we purchased a 1,000-horsepower electric drilling rig, which we designated Rig No. 37. We paid approximately $7.4 million for this rig.

During 2007 we substantially completed the refurbishment of three rigs, ranging from 1,200 to 1,500 horsepower. We incurred refurbishment costs of $23.6 million, ranging from $7.0 million to $8.7 million per rig, which were funded with borrowings under our various credit facilities and cash flows from operations.

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

On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle and related subsidiaries for $2.5 million in cash, 1,070,390 shares of common stock and the assumption of debt of $6.5 million, liabilities of $800,000 and additional deferred income taxes of $7.7 million. We subsequently deployed the remaining rigs periodically during the second quarter of 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to adjusted EBITDA. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $369,000 annually, based on the $60.0 million outstanding in the aggregate under our credit facility as of June 30, 2007.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, with the exception of the matters previously disclosed in our filings with the SEC, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition or results of operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 1, 2007, our annual meeting of stockholders was held in Duncan, Oklahoma. A total of 22,132,646 of our shares of common stock were present or represented by proxy at the annual meeting. This represented more than 85% of our shares outstanding on the record date. At the meeting, our stockholders voted on the election of five persons to serve as our directors. Each of the five nominees, Mike Liddell, D. Frank Harrison, David L. Houston, Gary C. Hill and William R. Snipes, was elected as a director to serve until our next annual meeting of stockholders and until his successor is duly elected and qualified.

The results of the tabulation of the votes cast at our annual meeting are as follows:

Proposal - Election of Directors:	For (#)	Withheld (#)
Mike Liddell	20,995,489	1,137,157
D. Frank Harrison	21,810,079	332,567
David L. Houston	20,597,322	1,535,324
Gary C. Hill	21,760,579	372,067
William R. Snipes	20,971,829	1,160,817

Item 5. Other Information

Employment Agreements

Effective as of August 2, 2007, we entered into employment agreements with Larry Bartlett, our Senior Vice President for Rig Operations, and Steven R. Starke, our Chief Accounting Officer. Each agreement has a three year term and provides for a base salary of $225,000 per year for Mr. Bartlett, and $125,000 per year for Mr. Starke. Under the agreements, the executives will be eligible to receive an annual bonus as established by our board of directors (or the compensation committee thereof). If we terminate an agreement without cause, or the executive terminates his agreement for good reason, the executive is entitled to severance pay in an amount equal to: (1) the base salary earned and unpaid through the date of such termination plus the executive’s base salary for the remainder of the term of his agreement; provided, however, that such amount may not be less than twice the base salary in effect on the date of the termination; plus (2) the greater of any target bonus for the year of termination or the average of the two immediately preceding years’ annual incentive bonuses; plus (3) any vacation pay accrued through the date of the termination. If we or the executive terminates the employment agreement within two years following a change of control, with or without cause or good reason, the executive would be entitled to a severance payment, payable in a lump sum in cash following such executive’s termination, in an amount equal to three times his base salary for the twelve calendar months immediately preceding the date of termination plus the greater of any target bonus for the year of termination or the highest bonus paid to the executive during the executive’s employment. Each agreement provides that the executive may not, during the term of his employment with us and for a period extending one year from the date of the termination of his employment with us, disclose any confidential information regarding our company or use any such confidential information for any purpose other than the performance of his employment with us. The executive is also prohibited, during the term of his employment with us and for a period of six months following the termination of his employment with us for any reason other than without cause, from soliciting, inducing, enticing or attempting to entice any employee, contractor, customer, vendor or subcontractor to terminate or breach any relationship with us or any of our subsidiaries or affiliates.

Amendment to Employment Agreements

Effective as of August 2, 2007, we amended our employment agreements with D. Frank Harrison, our Chief Executive Officer, Zachary M. Graves, our Chief Financial Officer, and Mark Dubberstein, our President. The amended agreements (1) revise the definition of the term “good reason” as used in the agreements, (2) clarify the executive’s rights upon a termination by the executive for good reason, and (3) amend the provisions relating to termination upon a change of control. Pursuant to the amendments, if we or the executive terminate the employment agreement within two years following a change of control, with or without cause or good reason, the executive would be entitled to a severance payment, payable in a lump sum in cash following such executive’s termination, in an amount equal to three times his base salary for the twelve calendar months immediately preceding the date of termination plus an amount equal to the average of his preceding three years’ annual bonuses. An additional amendment was made to Mr. Dubberstein’s employment agreement to reflect his promotion to President of the company.

Item 6. Exhibits

Exhibits:

Exhibit No.	Description
2.1
Merger Agreement, dated as of August 11, 2005, by and among Bronco Drilling Holdings, L.L.C, Bronco Drilling Company, L.L.C. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

2.2
Agreement and Plan of Merger by and among the Company, BDC Acquisition Company, Eagle Well Service, Inc. (“Eagle”), and the stockholders of Eagle dated as of January 9, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on January 16, 2007).

2.3
Agreement and Plan of Merger, effective as of January 9, 2007, by and between the Company, BDC Acquisition Company, Eagle Well Service, Inc. ("Eagle"), Kim Snell and the stockholders of Eagle (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 17, 2007).

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

*+10.1	Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and Larry Bartlett.

*+10.2	Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and Steven Starke.

*+10.3	Amendment to Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and D. Frank Harrison.

*+10.4	Amendment to Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and Zachary M. Graves.

*+10.5	Amendment to Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and Mark Dubberstein.

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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
* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2007	BRONCO DRILLING COMPANY, INC.

	By:	/s/ ZACHARY M. GRAVES
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: August 3, 2007	By:	/s/ D. FRANK HARRISON
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Index to Exhibits
2.1
Merger Agreement, dated as of August 11, 2005, by and among Bronco Drilling Holdings, L.L.C, Bronco Drilling Company, L.L.C. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

2.2
Agreement and Plan of Merger by and among the Company, BDC Acquisition Company, Eagle Well Service, Inc. (“Eagle”), and the stockholders of Eagle dated as of January 9, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on January 16, 2007).

2.3
Agreement and Plan of Merger, effective as of January 9, 2007, by and between the Company, BDC Acquisition Company, Eagle Well Service, Inc. ("Eagle"), Kim Snell and the stockholders of Eagle (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 17, 2007).

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

*+10.1	Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and Larry Bartlett.

*+10.2	Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and Steven Starke.

*+10.3	Amendment to Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and D. Frank Harrison.

*+10.4	Amendment to Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and Zachary M. Graves.

*+10.5	Amendment to Employment Agreement, dated as of August 2, 2007, by and between Bronco Drilling Company, Inc. and Mark Dubberstein.

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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