Form 10-Q
period 2007-11-01
Bronco Drilling Company, Inc.
filed 2007-11-01
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ࿠

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 1, 2007, 26,030,552 shares of common stock were outstanding.

BRONCO DRILLING COMPANY, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share par value)

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,671	$10,608
Receivables
Trade and other, net of allowance for doubtful accounts of
$714 and $400 in 2007 and 2006, respectively	66,208	60,282
Contract drilling in progress	1,410	1,989
Income tax receivable	1,820	-
Current deferred income taxes	220	155
Prepaid expenses	1,158	338

Total current assets	72,487	73,372

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	477,558	396,499
Transportation, office and other equipment	40,678	29,928
	518,236	426,427
Less accumulated depreciation	73,289	44,505
	444,947	381,922

OTHER ASSETS
Goodwill	21,936	21,280
Restricted cash and deposit	2,745	2,600
Intangibles, net, and other	5,620	3,314
	30,301	27,194

	$547,735	$482,488

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$19,557	$19,677
Accrued liabilities
Payroll related	7,223	7,587
Deferred revenue and other	3,869	4,180
Income tax payable	-	3,724
Current maturities of long-term debt	1,034	636

Total current liabilities	31,683	35,804

LONG-TERM DEBT, less current maturities	61,639	64,091

DEFERRED INCOME TAXES	65,459	42,608

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000 shares authorized;
26,031 and 24,938 shares issued and outstanding
at September 30, 2007 and December 31, 2006	261	250

Additional paid-in capital	297,144	279,355

Retained earnings	91,549	60,380
Total stockholders' equity	388,954	339,985

	$547,735	$482,488

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
REVENUES
Contract drilling revenues, including
0%, 4%, 1% and 4% to related parties	$70,441	$79,814	$214,311	$203,351
Well service	5,845	-	15,676	-
	76,286	79,814	229,987	203,351
EXPENSES
Contract drilling	39,135	38,586	120,448	99,481
Well service	3,931	-	9,853	-
Depreciation and amortization	9,219	8,134	31,317	21,119
General and administrative	5,353	4,691	15,444	11,741
	57,638	51,411	177,062	132,341

Income from operations	18,648	28,403	52,925	71,010

OTHER INCOME (EXPENSE)
Interest expense	(1,009)	(526)	(3,071)	(647)
Loss from early extinguishment of debt	-	-	-	(1,000)
Interest income	366	1	617	123
Other	72	54	238	185
	(571)	(471)	(2,216)	(1,339)
Income before income taxes	18,077	27,932	50,709	69,671
Income tax expense	7,009	10,527	19,540	26,190

NET INCOME	$11,068	$17,405	$31,169	$43,481

Income per common share-Basic	$0.43	$0.70	$1.20	$1.78

Income per common share-Diluted	$0.42	$0.70	$1.20	$1.77

Weighted average number of shares outstanding-Basic	26,025	24,940	25,984	24,467

Weighted average number of shares outstanding-Diluted	26,126	24,974	26,064	24,505

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)
For the nine-months ended September 30, 2007
(Unaudited)

			Additional		Total
	Common	Common	Paid In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2007	24,938	$250	$279,355	$60,380	$339,985

Stock issued in acquisition	1,070	10	15,114	-	15,124

Net income	-	-	-	31,169	31,169

Stock compensation	23	1	2,675	-	2,676

Balance as of September 30, 2007	26,031	$261	$297,144	$91,549	$388,954

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$31,169	$43,481
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	31,758	21,309
Bad Debt Expense	2,061	4
Gain on sale of assets	(1,189)	(1,501)
Write off of debt issue costs	-	267
Stock compensation	2,676	2,073
Provision for deferred income taxes	15,077	10,859
Changes in current assets and liabilities, net of assets and liabilities of business acquired:
Receivables	(6,291)	(23,576)
Contract drilling in progress	579	(1,588)
Prepaid expenses	(629)	(886)
Other assets	(272)	223
Accounts payable	(12,529)	(3,401)
Accrued expenses	(675)	3,727
Income taxes payable	(5,545)	4,376

Net cash provided by operating activities	56,190	55,367

Cash flows from investing activities:
Restricted cash account	-	(47)
Business acquisitions, net of cash acquired	(2,306)	(17,048)
Proceeds from sale of asset	3,492	3,086
Purchase of property and equipment	(54,094)	(98,924)

Net cash used in investing activities	(52,908)	(112,933)

Cash flows from financing activities:
Proceeds from borrowings	12,000	44,000
Payments of debt	(24,219)	(34,746)
Debt issue costs	-	(1,647)
Proceeds from sale of common stock, net
of offering costs of $577	-	36,229

Net cash (used in) provided by financing activities	(12,219)	43,836

Net decrease in cash and cash equivalents	(8,937)	(13,730)

Beginning cash and cash equivalents	10,608	17,039

Ending cash and cash equivalents	$1,671	$3,309

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$2,831	$-
Income taxes paid	10,005	10,955
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition	8,527	-
Common stock issued for acquisition	15,124	1,816
Debt assumed in acquisition	6,516	-
Note issued for acquisition of property and equipment	3,649	3,241

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2007, the related results of operations for the three months and nine months ended September 30, 2007 and 2006 and the cash flows for the nine months ended September 30, 2007 and 2006. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three months and nine months ended September 30, 2007 are not necessarily an indication of the results expected for the full year.

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

Property and Equipment

Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling and workover rigs and related equipment are three to 15 years. The Company made an adjustment of $2,065 to reduce depreciation expense in the third quarter. The adjustment was due to the use of an incorrect depreciable life for certain rig components that were transferred between working rigs and the yard, which resulted in an overstatement of depreciation expense and accumulated depreciation of $1,245 during 2006 and $821 during the first quarter of 2007. The Company does not believe this adjustment was material to the 2006 annual financial statements and does not expect it to be material to the financial statements for the year ended December 31, 2007. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired or refurbished rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $64,199 and $57,247 as of September 30, 2007 and December 31, 2006, respectively. Gains and losses on dispositions are included in contract drilling revenues and are immaterial to the financial statements.

The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the nine months ended September 30, 2007 and 2006, the Company capitalized $1,269 and $2,886, respectively, and for the three months ended September 30, 2007 and 2006, the Company capitalized $366 and $855, respectively, of interest costs incurred during the construction periods of certain drilling and workover rigs.

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

Net Income Per Common Share

The Company computes and presents net income per common share in accordance with SFAS No. 128, “Earnings per Share.” This standard requires dual presentation of basic and diluted net income per share on the face of the Company’s statement of operations. Basic net income per common share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if options, restricted stock or other contracts to issue common stock were exercised or converted into common stock.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities−−Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial position or results of operations and financial condition.

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
$32,605

The following pro forma information gives effect to the Eagle acquisition as though it was effective at the beginning of each year presented. It also gives effect to the Big A acquisition as though it was effective at the beginning of 2006. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects the Company’s historical data and historical data from the acquired business for the periods indicated. The pro forma data may not be indicative of the results the Company would have achieved had it completed the acquisition at the beginning of each period presented, or that it may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements. Pro forma income per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the period. Pro forma per share information is presented for the three months ended September 30, 2007 on the basis of 26,025,000 and 26,126,000 weighted average shares issued basic and diluted. Pro forma per share information is presented for the nine months ended September 30, 2007 on the basis of 25,984,000 and 26,064,000 weighted average shares issued basic and diluted. Pro forma per share information is presented for the three months ended September 30, 2006 on the basis of 26,010,000 and 26,044,000 weighted average shares issued basic and diluted. Pro forma per share information is presented for the nine months ended September 30, 2006 on the basis of 25,537,000 and 25,575,000 weighted average shares issued basic and diluted. Dilutive pro forma effect is given to shares that are issuable upon the exercise of outstanding options under an employee stock option plan.
	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total revenues	$76,286	$83,959	$230,342	$214,135
Net income	$11,068	$16,631	$31,182	$42,571
Net income per common share:
Basic	$0.43	$0.64	$1.20	$1.67
Diluted	$0.42	$0.64	$1.20	$1.66

3. Long-term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $81
Interest on the notes ranges from 6.74% - 7.07%, with various due dates (1)	$5,274	$4,167

Revolving credit facility with Fortis Capital Corp., collateralized by the Company's assets, and matures on January 13, 2009. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (2)	55,000	60,000

Notes payable to Ford Credit, collateralized by trucks,
payable in monthly principal and interest installments of $4.
Interest on the notes is 7.99%-8.99% with various due dates. (3)	-	167

Note payable to John Deere Construction & Forestry Company, collateralized by forklifts, payable in thirty-six monthly installments of $11, due December 1, 2009. (4)	303	393

Note payable to Holliday American Mortgage, collateralized by the building, payable in principal and interest installments of $14, interest on the note is 6.0% with a due date of January 1, 2021. (5)	1,540	-

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $18, various due dates.	556	-

	62,673	64,727
Less current installments	1,034	636

	$61,639	$64,091

(1)
On December 7, 2005, January 4, 2006, June 12, 2006 and March 12, 2007, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The loans provide for term installment notes in an aggregate amount not to exceed $6,000. The proceeds of the term loans were used to purchase five cranes.

(2)
On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006. The aggregate revolving commitment was $100,000 as of September 30, 2007. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement. Interest payments shall be made on advances made at prime on the last business day of each calendar quarter and on the date such advances shall be paid in full, while advances made at LIBOR are payable on the last day of each interest period which could be one, two, three, or six months as selected by the Company. Interest payments shall be made at three month intervals from the first day of such interest period in the period is greater than three months. Our borrowings under this revolving credit facility were used to fund a portion of the Big A acquisition and to repay in full all outstanding borrowings under our term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three months and nine months ended September 30, 2007 were $112 and $261. Our subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at September 30, 2007. The revolving credit facility provides for mandatory prepayments under certain circumstances as more fully discussed in the revolving credit facility.

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

Long-term debt maturing each year subsequent to September 30, 2007 is as follows:

2008	$1,034
2009	56,084
2010	1,016
2011	871
2012	933
2013 and thereafter	2,735
$62,673
4. Workers’ Compensation and Health Insurance

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. Due to the size of the deductible, the policy requires the Company to maintain a letter of credit with an insurance company and a bank. At September 30, 2007 and December 31, 2006, the Company had a deposit of $2,745 and $2,600, respectively, with an insurance company collateralizing the letter of credit. The deposit is reflected in restricted cash and deposit. Accrued expenses at September 30, 2007 and December 31, 2006 included approximately $3,234 and $1,869, respectively, for estimated but not reported costs and premium accruals related to our workers’ compensation insurance.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. The Company has a maximum liability of $75 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at September 30, 2007 and December 31, 2006 included approximately $416 and $404, respectively, for the Company’s estimate of incurred but not reported costs related to the self-insurance portion of the Company’s health insurance.

5. Transactions with Affiliates

Effective April 1, 2005, the Company entered into an administrative services agreement with its then affiliate Gulfport Energy Corporation (“Gulfport”). Under this agreement, Gulfport agreed to provide certain services to the Company, including accounting, human resources, legal and technical support services. In return for the services, the Company agreed to pay Gulfport an annual fee of approximately $414 payable in equal monthly installments during the term of this agreement. In addition, the Company leased approximately 1,200 square feet of office space from Gulfport for the Company’s headquarters for an annual rent of $21 payable in equal monthly installments. The services the Company received under the administrative services agreement and the fees for such services could be amended by mutual agreement of the parties. In January 2006, the Company reduced the level of administrative services being provided by Gulfport and increased its office space to approximately 2,500 square feet. As a result, the Company’s annual fee for administrative services was reduced to approximately $150 and its annual rental was increased to approximately $44. The administrative services agreement had a three-year term, and upon expiration of that term the agreement would continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement was terminable (1) by the Company at any time with at least 30 days prior written notice to Gulfport and (2) by either party if the other party is in material breach of the agreement and such breach had not been cured within 30 days of receipt of written notice of such breach. The Company terminated the administrative services agreement effective April 1, 2006. As a result, the Company incurred no expense related to this agreement during the three and nine months ended September 30, 2007. The Company paid Gulfport approximately $49 and $96 in consideration for these services during the three and nine months ended September 30, 2006, respectively. At September 30, 2007 and December 31, 2006, the Company had no balances payable to Gulfport and included in accounts payable. Prior to entry into this administrative services agreement, the Company reimbursed Gulfport for its share of time its employees spent performing service for the Company.

Additionally, the Company provided contract drilling services totaling $0 and $2,616 to affiliated entities during the three and nine months ended September 30, 2007. The Company provided contract drilling services totaling $3,506 and $8,629 to affiliated entities during the three and nine months ended September 30, 2006, respectively. The Company had receivables from affiliates of $0 and $1,016 at September 30, 2007 and December 31, 2006, respectively.

6. Commitments and Contingencies

The Company was plaintiff against defendant, an oil and gas operating company, for approximately $942 as a result of the defendant's refusal to make payment pursuant to the terms of its drilling contract. The defendant countersued for damages in excess of $2,800, alleging breach of contract, negligence, gross negligence and breach of warranties. An allowance of $842 had been provided for a portion of the amounts receivable under the drilling contract. The matter has been resolved to the satisfaction of the Company and all claims against the Company were dismissed.

The Company is involved in various disputes and legal actions, the majority of which are incidental to the ordinary course of our business operations. In the opinion of management, all matters are adequately covered by insurance, collateralized or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

7. Net Income Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic:
Net income	$11,068	$17,405	$31,169	$43,481

Weighted average shares	26,025	24,940	25,984	24,467

Earnings per share	$0.43	$0.70	$1.20	$1.78

Diluted:
Net income	$11,068	$17,405	$31,169	$43,481

Weighted average shares:
Outstanding (thousands)	26,025	24,940	25,984	24,467
Restricted Stock (thousands)	101	34	80	38
	26,126	24,974	26,064	24,505

Income per share	$0.42	$0.70	$1.20	$1.77

The weighted average number of diluted shares excludes 17,285 and 25,216 shares for the three and nine months ended September 30, 2007 for options due to their antidilutive effects.

8. Equity Transactions

Effective January 9, 2007, the Company issued 1,070,390 shares of common stock to the equity owners of Eagle in connection with the Company’s acquisition of Eagle. (See Note 2)

9. Stock Options and Stock Option Plan

The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”) which is described below. The compensation cost that has been charged against income before taxes related to stock options was $22 and $1,029 for the three and nine months ended September 30, 2007, respectively, and $694 and $2,035 for the three and nine months ended September 30, 2006, respectively. These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued once the options are exercised will be from authorized but unissued common stock.

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

Under the 2005 Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. Under the 2006 Plan, employee stock options become exercisable to the extent the options have become vested pursuant to the vesting schedule set forth in the applicable stock option award certificate, and all options generally expire ten years after the date of grant. The Plans provide that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the nine months ended September 30, 2006. We did not grant any options during the nine months ended September 30, 2007:

September 30,
2006
Expected volatility	49%
Expected life in years	5.77
Weighted average risk free interest rate	4.65%

The Company has not declared dividends since it became a public company and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted simplified method. In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black-Scholes model. The following table provides information relating to activity in the 2005 and 2006 Plans during the first nine months of 2007:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value
Options outstanding at December 31, 2006	832	$20.39	8.91	$(2,632)
Granted	-	-
Exercised	-	-
Converted	(769)	20.14
Forfeited/expired	(43)	22.23

Options outstanding at September 30, 2007	20	$26.14	8.30	(227)

Options fully vested and exercisable at September 30, 2007	11	$26.14	8.30	$(124)

		Weighted Average	Aggregate
		Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Options nonvested at December 31, 2006	513	$11.11	$5,700
Granted	-	-	-
Vested	(88)	11.19	985
Converted	(392)	11.02	4,321
Forfeited/expired	(24)	11.40	273

Options nonvested at September 30, 2007	9	$13.34	$121

As of September 30, 2007, there was $121 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

10. Restricted Stock

Under all restricted stock awards to date, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions. Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period. Compensation expense for the three and nine months ended September 30, 2007, related to shares of restricted stock was $981 and $1,647, respectively. Restricted stock activity for the nine months ended September 30, 2007 follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	67	$20.25
Granted	119	15.42
Converted	385	16.58
Vested	(22)	20.25
Forfeited/expired	-	-

Outstanding at September 30, 2007	549	$16.64

There was $6,112 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.36 years as of September 30, 2007.

11. Employee Benefit Plans

The Company implemented a new 401(k) retirement plan for its eligible employees during 2006. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the three and nine months ended September 30, 2007 were $270 and $780, respectively, and $198 and $473 for the three and nine months ended September 30, 2006, respectively.

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

Overview

We provide contract land drilling services to oil and natural gas exploration and production companies. We currently own a fleet of 65 land drilling rigs, of which 54 are marketed and 11 are held in inventory. We also own a fleet of 53 workover rigs, of which 46 are operating and 7 are in the process of being manufactured. We also currently own a fleet of 70 trucks used to transport our rigs.

We commenced operations in 2001 with the purchase of one stacked 650-horsepower rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 to October 2007. In addition, we have a 41,000 square foot machine shop in Oklahoma City which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our four drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.

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

For the three and nine months ended September 30, 2007 and 2006 and years ended December 31, 2006, 2005 and 2004, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2007	2006	2007	2006	2006	2005	2004
Average number of operating rigs	53	47	52	43	45	17	9
Revenue days	3,739	4,039	10,995	11,024	15,202	5,781	2,733
Utilization Rates	76%	94%	77%	94%	93%	95%	81%

The decrease in the number of revenue days in the three and nine month-period ended September 30, 2007 as compared to the same period in 2006 is attributable to the decrease in our rig utilization rate partially offset by an increase in the size of our operating rig fleet.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At September 30,	At December 31,
	2007	2006	2005	2004

Crude oil (Bbl)	$81.64	$61.05	$61.04	$43.45
Natural gas (Mmbtu)	$6.87	$6.30	$11.23	$6.15
U.S. Land Rig Count	1,710	1,626	1,391	1,138

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

We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operation, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2007 and 2006, we did not experience a loss on the footage contracts we completed. We drilled three wells pursuant to a footage contract during the three and nine months ended September 30, 2007. We are more likely to encounter losses on footage contracts in years in which revenue rates are lower for all types of contracts.

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. At September 30, 2007, our footage drilling in progress totaled $0. At September 30, 2007 and December 31, 2006, our contract drilling in progress totaled $1.4 million and $2.0 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days. The Company is currently involved in legal action to collect various overdue accounts receivable. Our allowance for doubtful accounts was $714,000 and $400,000 at September 30, 2007 and December 31, 2006, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

Asset Impairment and Depreciation—We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets and goodwill, at September 30, 2007, would have resulted in a corresponding decrease in our net income of approximately $2.9 million.

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

We capitalize interest cost as a component of drilling rigs refurbished for our own use. During the nine months ended September 30, 2007 and year ended December 31, 2006, we capitalized approximately $1.3 million and $3.6 million, respectively.

Stock Based Compensation— We adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award. Stock compensation expense was $1.0 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, and $732,000 and $2.1 million for the three and nine months ended September 30, 2006, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses various assumptions related to volatility, expected life, forfeitures, exercise patterns, risk-free rates and expected dividends. Expected volatilities are based on the historical volatility of a selected peer and other factors. The majority of our options are held by employees that make up one group with similar expected exercise behavior for valuation purposes. The expected term of options granted is estimated based on an average of the vesting period and the contractual period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

Other Accounting Estimates—Our other accrued expenses as of September 30, 2007 and December 31, 2006 included accruals of approximately $3.2 million and $1.9 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of September 30, 2007 and December 31, 2006, we had $2.7 and $2.6 million in letters of credit, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims. We also have a self-insurance program for major medical hospitalization and dental coverage for employees and their dependents. The Company recognizes both reported and incurred but not reported costs related to the self-insurance portion of our health insurance. Since the accrual is based on estimates of expenses for claims, the ultimate amounts paid may differ from accrued amounts.

Recent Highlights

The following are highlights that impacted our liquidity or results of operations for the nine months ended September 30, 2007:

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

•
On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle and related subsidiaries for $2.5 million in cash, 1,070,390 shares of our common stock, and the assumption of debt of $6.5 million, liabilities of $800,000 and additional deferred income taxes of $7.7 million. We subsequently deployed the remaining rigs periodically during the second and third quarters of 2007.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Contract Drilling Revenue. For the three months ended September 30, 2007, we reported contract drilling revenues of $70.4 million, a 12% decrease from revenues of $79.8 million for the same period in 2006. The decrease is primarily due to a decrease in dayrates and revenue days for the three months ended September 30, 2007 as compared to the same period in 2006. Average dayrates for our drilling services decreased $1,177, or 6%, to $17,256 for the three months ended September 30, 2007 from $18,433 in the same period in 2006. Revenue days decreased to 3,739 days for the three months ended September 30, 2007 from 4,039 days during the same period in 2006. Our average number of operating rigs increased to 53 from 47, or 13%, for the three months ended September 30, 2007 as compared to the same period in 2006. The decrease in the number of revenue days for the three months ended September 30, 2007 as compared to the same period in 2006 is attributable to a decrease in our rig utilization rate to 76% for the three months ended September 30, 2007 from 94% for the three months ended September 30, 2006 offset by the increase in the size of our operating rig fleet due to refurbishments. The 19% decrease in utilization was primarily due to a more competitive market resulting from an increase in the supply of drilling rigs.

Contract Drilling Expense. Direct rig cost increased $549,000 to $39.1 million for the three months ended September 30, 2007 from $38.6 million for the same period in 2006. This 1% increase is primarily due to the increase in available days as the result of the increase in average number of operating rigs in our fleet for the three months ended September 30, 2007 as compared to the same period in 2006. As a percentage of contract drilling revenue, drilling expense increased to 56% for the three-month period ended September 30, 2007 from 48% for the same period in 2006 due primarily to expenses related to the retention of crews of idle rigs.

Depreciation Expense. Depreciation expense increased $1.1 million to $9.2 million for the three months ended September 30, 2007 from $8.1 million for the same period in 2006. The increase is primarily due to the 32% increase in fixed assets, including the deployment of seven additional rigs from our inventory and the Eagle acquisition, as well as incremental increases in ancillary equipment, all of which occurred after the 2006 period. The increase was partially offset by an entry to credit depreciation expense for $2.1 million related to the use of an incorrect depreciable life of certain rig components that moved between working rigs and the yard.

General and Administrative Expense. General and administrative expense increased $662,000 to $5.4 million for the three months ended September 30, 2007 from $4.7 million for the same period in 2006. The increase is the result of an increase in bad debt expense of $583,000, an increase in stock compensation expense of $271,000, an increase in payroll costs of $77,000, an increase in rent expense of $75,000, and an increase in public relations expense of $75,000. The increase in bad debt expense is due to the specific identification of additional accounts receivable deemed uncollectible. The increase in stock compensation expense is attributable to additional grants of restricted stock during 2007. The increase in payroll is primarily due to our increased employee count due both to organic growth and acquisitions as well as selected wage increases. These increases were partially offset by a decrease in severance expense of $607,000 related to a payment made to our former Chief Operating Officer.

Interest Expense. Interest expense increased $483,000 to $1.0 million for the three months ended September 30, 2007 from $526,000 for the same period in 2006. The increase is due to a decrease in the capitalization of interest expense related to our rig refurbishment program. We capitalized $366,000 of interest for the three months ended September 30, 2007 as compared to $855,000 for the same period in 2006 as part of our rig refurbishment program.

Income Tax Expense. We recorded income tax expense of $7.0 million for the three months ended September 30, 2007, of which $7.5 million is deferred tax expense, partially offset by a current tax benefit of $447,000. This compares to a deferred tax expense of $10.5 million for the three months ended September 30, 2006. This decrease is due to a decrease in pre-tax income.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Contract Drilling Revenue. For the nine months ended September 30, 2007, we reported contract drilling revenues of $214.3 million, a 5% increase from revenues of $203.4 million for the same period in 2006. The increase is primarily due to an increase in dayrates and average number of rigs working for the nine months ended September 30, 2007 as compared to the same period in 2006. Average dayrates for our drilling services increased $924, or 5%, to $18,077 for the nine months ended September 30, 2007 from $17,153 in the same period in 2006. Our average number of operating rigs increased to 52 from 43, or 21%, for the nine months ended September 30, 2007 as compared to the same period in 2006. These increases were partially offset by a decrease in our rig utilization rate to 77% for the nine months ended September 30, 2007 from 94% for the nine months ended September 30, 2006. This 18% decrease was primarily due to a more competitive market resulting from an increase in the supply of drilling rigs and unfavorable weather conditions during the first six months of 2007. Revenue days decreased slightly to 10,995 for the nine months ended September 30, 2007 from 11,024 in the same period in 2006.

Contract Drilling Expense. Direct rig cost increased $21.0 million to $120.4 million for the nine months ended September 30, 2007 from $99.5 million for the same period in 2006. This 21% increase is primarily due to the increase the average number of operating rigs in our fleet for the nine months ended September 30, 2007 as compared to the same period in 2006. As a percentage of contract drilling revenue, drilling expense increased to 56% for the nine month period ended September 30, 2007 from 49% for the same period in 2006 due primarily to expenses related to the retention of crews of idle rigs and an escalation in supply and repair costs.

Depreciation Expense. Depreciation expense increased $10.2 million to $31.3 million for the nine months ended September 30, 2007 from $21.1 million for the same period in 2006. The increase is primarily due to the 32% increase in fixed assets, including the deployment of seven additional rigs from our inventory and the Eagle acquisition, as well as incremental increases in ancillary equipment, all of which occurred after the 2006 period. The increase was partially offset by an entry to credit depreciation expense for $2.1 million related to the use of an incorrect depreciable life of certain rig components that moved between working rigs and the yard.

General and Administrative Expense. General and administrative expense increased $3.7 million to $15.4 million for the nine months ended September 30, 2007 from $11.7 million for the same period in 2006. The increase is the result of an increase in bad debt expense of $1.9 million, an increase in payroll costs of $614,000, an increase in stock compensation expense of $604,000, an increase in yard expense of $558,000, and an increase in rent expense of $138,000. The increase in bad debt expense is due to the specific identification of additional accounts receivable deemed uncollectible including one account receivable that was determined to be uncollectible in the amount of $842. The increase in yard expense is primarily due to the acquisition of Eagle during the first quarter and the increase in payroll is primarily due to our increased employee count due both to organic growth and acquisitions as well as selected wage increases. The increase in stock compensation expense is attributable to additional grants of restricted stock during 2007. These increases were partially offset by a decrease in severance expense of $607,000 related to a payment to our former Chief Operating Officer.

Interest Expense. Interest expense increased $2.4 million to $3.1 million for the nine months ended September 30, 2007 from $647,000 for the same period in 2006. The increase is due to a decrease in the capitalization of interest expense related to our rig refurbishment program. We capitalized $1.3 million of interest for the nine months ended September 30, 2007 as compared to $2.9 million for the same period in 2006 as part of our rig refurbishment program. The increase is also attributable to an increase in the average debt outstanding during the respective periods.

Income Tax Expense. We recorded income tax expense of $19.5 million for the nine months ended September 30, 2007, of which $15.1 million is deferred tax expense. This compares to a deferred tax expense of $26.2 million for the nine months ended September 30, 2006. This decrease is due to a decrease in pre-tax income.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $56.2 million for the nine months ended September 30, 2007 as compared to $55.4 million in 2006. The increase of $823,000 from 2007 to 2006 was primarily due to increased cash receipts from customers, partially offset by higher cash payments to employees and suppliers.

Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used for investing activities was $52.9 million for the nine months ended September 30, 2007 as compared to $112.9 million for the same period in 2006. For the nine months ended September 30, 2007, we used $54.1 million to refurbish our drilling rigs and $2.3 million to purchase Eagle. These amounts were partially offset by $3.5 million of proceeds received from the sale of assets. During the 2006 period, $17.0 million related to the acquisitions and $98.9 million was used to refurbish drilling rigs. These amounts were partially offset by $3.1 million of proceeds received from the sale of assets.

Financing Activities. Our cash flows used in financing activities were $12.2 million for the nine months ended September 30, 2007 as compared to $43.8 million provided by financing activities for the same period in 2006. For the nine months ended September 30, 2007, our net cash used in financing activities related to principal payments of $24.2 million under our credit agreement with Fortis Capital Corp., partially offset by borrowings of $12.0 million under our credit facility with Fortis Capital Corp. Our net cash provided by financing activities for the nine months ended September 30, 2006 related to net proceeds of approximately $36.2 million from our follow-on offering, borrowings of $44.0 million under our credit agreement with Fortis Capital Corp., partially offset by principal payments of $30.0 million under our credit facility with Fortis Capital Corp. and $4.6 million on a promissory note given in connection with our acquisition of all of the membership interests of Strata Drilling, L.L.C. and Strata Property, L.L.C. (together, “Strata”) discussed below.

Sources of Liquidity. Our primary sources of liquidity are cash from operations and debt and equity financing.

On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006. The aggregate revolving commitment was $100,000 as of September 30, 2007. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement. Our borrowings under this revolving credit facility were used to fund a portion of the Big A acquisition and to repay in full all outstanding borrowings under our term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and nine months ended September 30, 2007 were $112,000 and $261,000, respectively. Our subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at September 30, 2007. The revolving credit facility provides for mandatory prepayments under certain circumstances as more fully discussed in the revolving credit facility. The revolving credit facility contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $3.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolving credit facility may be terminated and all of our obligations under the revolving credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

We are party to term installment loans for an aggregate principal amount of approximately $6.0 million. These term loans are payable in 96 monthly installments, mature from 2013 - 2015 and have an weighted average annual interest rate of 6.94%. The proceeds from these term loans were used to purchase cranes.

We are party to a term loan agreement with Holliday American Mortgage for an aggregate principal amount of approximately $1.6 million related to the acquisition of a building. This term loan is payable in 166 monthly installments, matures in 2021 and has an interest rate of 6%.

Issuances of Equity. In connection with our acquisition of Eagle we issued 1,070,390 shares of our common stock. See “Capital Expenditures” below.

Capital Expenditures.

During 2007 we substantially completed the refurbishment of three rigs, ranging from 1,200 to 1,500 horsepower. We incurred refurbishment costs of $23.5 million, ranging from $7.0 million to $8.5 million per rig, which were funded with borrowings under our various credit facilities and cash flows from operations.

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

On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle and related subsidiaries for $2.5 million in cash, 1,070,390 shares of common stock and the assumption of debt of $6.5 million, liabilities of $800,000 and additional deferred income taxes of $7.7 million. We subsequently deployed the remaining rigs periodically during the second and third quarters of 2007.

We believe that cash flow from our operations and borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. However, additional capital may be required for future acquisitions. While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to adjusted EBITDA. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $338,000 annually, based on the $55.0 million outstanding in the aggregate under our credit facility as of September 30, 2007.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.2
Agreement and Plan of Merger by and among the Company, BDC Acquisition Company, Eagle Well Service, Inc. (“Eagle”), and the stockholders of Eagle dated as of January 9, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 16, 2007).

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

Dated: November 1, 2007	BRONCO DRILLING COMPANY, INC.

	By:	/s/ ZACHARY M. GRAVES
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: November 1, 2007	By:	/s/ D. FRANK HARRISON
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

2.2
Agreement and Plan of Merger by and among the Company, BDC Acquisition Company, Eagle Well Service, Inc. (“Eagle”), and the stockholders of Eagle dated as of January 9, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 16, 2007).

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