Form 10-K
Bronco Drilling Company, Inc.
filed 2008-03-17
CIK 1328650

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2007), based on the price at which the common equity was last sold on such date: $426,796,695.

As of February 29, 2008, 26,269,961 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2008 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

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

PART I

Item 1. Business

Unless otherwise indicated or the context otherwise requires, all references in this report to “Bronco,” the “Company,” “us,” “our,” or “we,” are to Bronco Drilling Company, Inc., a Delaware corporation, and its consolidated subsidiaries.

Our Company

We provide contract land drilling and workover services to oil and natural gas exploration and production companies. As of February 29, 2008, we owned a fleet of 56 land drilling rigs, of which 45 were marketed and 11 were held in inventory. We also owned a fleet of 59 workover rigs, of which 49 were operating and ten were in the process of being manufactured. As of February 29, 2008, we also owned a fleet of 70 trucks used to transport our rigs.

We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through December 2007. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our three drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.

We currently operate our drilling rigs in Oklahoma, Texas, Colorado, Montana, Utah and Louisiana.  Our workover rigs are currently operating in Oklahoma, Texas, Kansas, Colorado and New Mexico.  A majority of the wells we have drilled for our customers have been drilled in search of natural gas reserves. Natural gas is often found in deep and complex geologic formations that generally require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 56 rigs includes 36 rigs ranging from 950 to 2,500 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required to explore for deep natural gas reserves. Our higher horsepower land drilling rigs can also drill horizontal wells, which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.

On January 23, 2008, we entered into a merger agreement with Allis-Chalmers Energy Inc., which we refer to as Allis-Chalmers, providing for the acquisition of us by Allis-Chalmers.  Pursuant to the merger agreement, we and Allis-Chalmers agreed that, subject to the satisfaction of several closing conditions (including approval by each company’s stockholders), Elway Merger Sub, Inc., a wholly-owned subsidiary of Allis-Chalmers, which we refer to as Merger Sub, would merge with and into Bronco, and Bronco would survive the merger as a subsidiary of Allis-Chalmers.  The merger agreement was approved by our board of directors and by the respective boards of directors of Allis-Chalmers and Merger Sub.

The merger agreement provides that at the effective time of the merger, our stockholders will receive merger consideration with an aggregate value of approximately $437.8 million, comprised of (1) $280.0 million in cash and (2) Allis-Chalmers common stock valued at approximately $157.8 million.  The number of shares of Allis-Chalmers common stock that will be issued for each share of our common stock will be calculated based on an exchange ratio that will be determined by dividing (1) the quotient obtained by dividing $157,836,000 by the average of the closing sale prices of Allis-Chalmers common stock on the NYSE Composite Transactions Tape for each of the ten consecutive trading days ending with the second complete trading day prior to the merger closing date by (2) the aggregate number of shares of our common stock issued and outstanding immediately prior to the effective time of the merger. The affirmative vote of a majority of the votes cast on this matter is required to consummate the merger. For more information regarding the merger, please refer to the joint proxy statement/prospectus of Allis-Chalmers and Bronco that is included in the registration statement on Form S-4 (Registration No. 333-149326) filed by Allis-Chalmers with the Securities and Exchange Commission, or the SEC, on February 20, 2008, and other relevant materials that may be filed by us or Allis-Chalmers with the SEC, including any amendments to such registration statement.

Our Acquisitions

The following table summarizes completed acquisitions in which we acquired rigs and rig related equipment since June 2001:

Date	Acquisition	Purchase Price	Number of Land Drilling /Workover Rigs
June 2001	Ram Petroleum	$1,250,000	1
May 2002	Bison Drilling and Four Aces Drilling	$12,500,000	7
August 2003	Elk Hill Drilling and U.S. Rig & Equipment	$49,000,000	22
July 2005	Strata Drilling and Strata Property	$20,000,000	3
October 2005	Eagle Drilling	$50,000,000	12
October 2005	Thomas Drilling	$68,000,000	13
January 2006	Big A Drilling	$18,150,000	6
January 2007	Eagle Well Service	$32,085,000	31

In May 2002, we purchased seven drilling rigs ranging in size from 400 to 950 horsepower, associated spare parts and equipment, drill pipe, haul trucks and vehicles from Bison Drilling L.L.C. and Four Aces Drilling L.L.C. After accepting delivery of the rigs, we spent approximately $97,000 upgrading the rigs before placing six of them into service.

In August 2003, we purchased all of the outstanding stock of Elk Hill Drilling, Inc., or Elk Hill, and certain drilling rig structures and components from U.S. Rig & Equipment, Inc., an affiliate of Elk Hill. In these transactions, we acquired drilling rigs and inventoried structures and components which, with refurbishment and upgrades, could be used to assemble 22 drilling rigs. At the date of its acquisition, Elk Hill was an inactive corporation with no customers, employees, operations or operational drilling rigs. We began refurbishing the acquired rigs and have deployed seventeen of the rigs since November 2003.

In July 2005, we acquired all of the membership interests of Strata Drilling, L.L.C. and Strata Property, L.L.C., or together Strata.  Included in the Strata acquisitions were two operating rigs, one rig that was refurbished, related structures, equipment and components and a 16 acre yard in Oklahoma City, Oklahoma used for equipment storage and refurbishment of inventoried rigs.

In September 2005, we acquired 18 trucks and related equipment through our acquisition of Hays Trucking, Inc., or Hays Trucking, for a purchase price consisting of $3.0 million in cash, which included the repayment of $1.9 million of debt owed by Hays Trucking, and 65,368 shares of our common stock.

In October 2005, we purchased 12 land drilling rigs from Eagle Drilling, L.L.C., or Eagle Drilling, for approximately $50.0 million plus approximately $500,000 of related transaction costs, and 13 land drilling rigs from Thomas Drilling Co. for approximately $68.0 million plus approximately $2.6 million of related transaction costs.
In January 2006, we purchased six land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A Drilling L.L.C., or Big A, for $16.3 million in cash and 72,571 shares of our common stock.

On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle Well Service, Inc., or Eagle Well, and related subsidiaries for $2.6 million in cash, 1,070,390 shares of our common stock, and the assumption of certain liabilities.  We subsequently deployed the remaining seven rigs periodically during the first nine months of 2007.

On January 4, 2008, we acquired a 25% equity interest in Challenger Limited, or Challenger, in exchange for six drilling rigs and $5.0 million in cash.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  Five of the contributed drilling rigs were from our existing marketed fleet and one was a newly constructed rig. The general specifications of the contributed rigs are as follows:

		Approximate
		Drilling
Rig	Design	Depth (ft)	Type	Horsepower
3	Cabot 900	10,000	Mechanical	950
18	Gardner Denver 1500E	25,000	Electric	2,000
19	Mid Continent U-1220 EB	25,000	Electric	2,000
38	National 1320	25,000	Electric	2,000
93	National T-32	8,000	Mechanical	500
96	Ideco H-35	8,000	Mechanical	400

    In a separate transaction, we sold to Challenger four additional drilling rigs and ancillary equipment for $13.4 million, payable in installments over thirty-six months.  The general specifications of the sold rigs are as follows:

		Approximate
		Drilling
Rig	Design	Depth (ft)	Type	Horsepower
91	Ideco H-35	8,000	Mechanical	450
92	Weiss 45	8,000	Mechanical	500
94	Unit U-15	9,000	Mechanical	650
95	Emsco GB800	12,000	Mechanical	1,000

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

Our Fleet of Drilling Rigs

As of February 29, 2008, our drilling rig fleet consisted of 56 drilling rigs, of which 45 were marketed, and 11 were held in inventory. The following table sets forth information regarding utilization for our fleet of marketed drilling rigs:

	For The Year Ended December 31,
	2007	2006	2005
Average number of marketed rigs	51	45	17
Average utilization rate	76%	93%	95%

    The following table sets forth information regarding our drilling fleet as of February 29, 2008:

		Approximate
		Drilling
Rig	Design	Depth (ft)	Type	Horsepower

Working Rigs

21	National 1320	20,000	Electric	2,000
17	Skytop Brewster NE-95	20,000	Electric	1,700
12	Gardner Denver 1100E	18,000	Electric	1,500
25	Mid Continent U-914	18,000	Electric	1,500
27	Mid Continent U-914	18,000	Electric	1,500
29	Mid Continent U-914	18,000	Electric	1,500
16	Oilwell840E	18,000	Electric	1,400
20	Mid Continent U-914-EC	18,000	Electric	1,400
15	Mid Continent U-712-EA	16,000	Electric	1,200
14	Mid Continent U-712-EA	16,000	Electric	1,200
77	Ideco 711	16,000	Mechanical	1,200
78	Seaco 1200	12,000	Mechanical	1,200
26	Ideco 1200E	14,000	Electric	1,200
28	Ideco 1200E	14,000	Electric	1,200
56	BDW 800 MI	16,500	Mechanical	1,100
57	Continental Emsco D-3	15,000	Mechanical	1,100
11	Gardner Denver 800E	15,000	Electric	1,000
10	Gardner Denver 800E	15,000	Electric	1,000
43	Gardner Denver 800	15,000	Mechanical	1,000
8	National 80-UE	15,000	Electric	1,000
23	Continental Emsco D-3	15,000	Electric	1,000
22	Continental Emsco D-3	15,000	Electric	1,000
62	Brewster N-75	12,000	Mechanical	1,000
37	Citation A-800	14,000	Electric	1,000
55	Oilwell 660	12,000	Mechanical	1,000
4	Skytop Brewster N46	14,000	Mechanical	950
41	Skytop-Brester N-46	13,500	Mechanical	950
60	Skytop Brewster N46	14,000	Mechanical	850
51	Skytop Brewster N42	12,000	Mechanical	850
52	Continental Emsco G-500	11,000	Mechanical	850
53	Skytop Brewster N42	12,000	Mechanical	850
54	Skytop Brewster N46	13,000	Mechanical	850
59	Skytop Brewster N46	13,000	Mechanical	850
97	Mid Con U-15	12000	Mechanical	850
58	National N55	12,000	Mechanical	800
72	Skytop Brewster N42	10,000	Mechanical	750
75	Ideco 750	14,000	Mechanical	750
76	National N55	12,000	Mechanical	700
42	Gardner Denver 500	12,000	Mechanical	650
9	Gardner Denver 500	11,000	Mechanical	650
7	Mid Con U36A	12,000	Mechanical	650
6	Mid Con U36A	12,000	Mechanical	650
5	Mid Con U36A	12,000	Mechanical	650
70	Schaeffer 6000S	6,000	Mechanical	450
2	Cardwell L-350	6,000	Mechanical	400

Rigs In Inventory

24	Skytop Brewster N-12	25,000	Electric	2,000
73	Gardner Denver 1500	18,000	Mechanical	2,000
74	National 1320	20,000	Mechanical	2,000
36	Continental Emsco C-1	18,000	Electric	1,500
31	National 80 UE	14,000	Electric	1,000
30	Mid Continent U-914	18,000	Electric	1,500
32	Mid Continent U-914	18,000	Electric	1,500
33	Continental Emsco D-3	15,000	Electric	1,000
35	Ideco 7-11	12,000	Electric	1,000
34	Ideco 900E	12,000	Electric	900
61	National 50-A	11,500	Mechanical	850

Excess Rig Inventory

79	Oilwell 500	10,000	Mechanical	500
80	Mac 400	6,000	Mechanical	400
81	Mid Continent U34B	6,000	Mechanical	400
82	Ideco H-35 Hydrair	6,000	Mechanical	400

Working Drilling Rigs

As of February 29, 2008, we had 45 marketed drilling rigs, ten of which were operating on term contracts ranging from one to two years.  Thirty-five of these drilling rigs were operating on a well-to-well basis.  Thirty-two of the forty-five drilling rigs have undergone significant refurbishment since October 2003 by us or the parties from which the rigs were purchased.

Drilling Rigs In Inventory

We currently have 11 drilling rigs held in inventory in our rig yards in Oklahoma. We define an inventoried rig as a rig that could be part of a refurbishment plan and assigned a start and delivery date given favorable market conditions. Given sufficient demand, we could refurbish and deploy our remaining rigs held in inventory on a periodic basis.

Other Equipment

As of February 29, 2008, we owned a fleet of 70 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites. By owning our own trucks, we reduce the cost of rig moves, downtime between rig moves and general wear and tear on our drilling rigs.

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

In January 2007, we acquired 31 workover rigs, 24 of which were in service at the time of acquisition, and we  subsequently deployed the remaining rigs periodically during the first nine months of 2007.  We subsequently purchased 28 additional workover rigs during 2007.

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

The following table presents, by type of contract, information about the total number of wells we completed for our customers during the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005

Daywork Contracts	430	449	148
Footage Contracts	3	1	5
Turnkey Contracts	-	-	-
Total	433	450	153

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

Customers and Marketing

    We market our rigs to a number of customers. In 2007, we drilled wells for 67 different customers, compared to 80 customers in 2006, and 52 customers in 2005.  The following table shows our customers that accounted for more than 5% of our total contract drilling revenue for each of our last three years.

Customer	Total Contract Drilling Revenue Percentage
2007
Antero Resources	11%
Chesapeake Energy Corporation	8%
Comstock Oil and Gas	7%
XTO Energy	6%
Pablo Energy II, LLC	5%

2006
Chesapeake Energy Corporation	7%
Comstock Oil and Gas	5%

2005
New Dominion LLC	10%
Chesapeake Energy Corporation	9%
Carl E. Gungoll Exploration LLC	6%
Western Oil and Gas Development Co	6%
XTO Energy	5%

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

Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of drilling rigs from other regions could rapidly intensify competition and reduce profitability.

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

Raw Materials

The materials and supplies we use in our operations include fuels to operate our drilling equipment, drilling mud, drill pipe, drill collars, drill bits and cement. We do not rely on a single source of supply for any of these items. While we are not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies during periods of high demand.

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

Employees

   As of February 29, 2008, we had 1,551 employees. Approximately 195 of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees, the majority of whom operate or maintain our drilling rigs, workover rigs and rig-hauling trucks. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employees are subject to collective bargaining arrangements.

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

Governmental Regulation

Our operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Several such laws and regulations relate to the handling, storage and disposal of oilfield waste and restrict the types, quantities and concentrations of such regulated substances that can be released into the environment. Several such laws also require removal and remedial action and other cleanup under certain circumstances, commonly regardless of fault. Planning, implementation and maintenance of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids and other substances may subject us to penalties and cleanup requirements. In addition, our operations are sometimes conducted in or near ecologically sensitive areas, which are subject to special protective measures and which may expose us to additional operating costs and liabilities related to restricted operations, for accidental discharges of oil, natural gas, drilling fluids, contaminated water or other substances or for noncompliance with other aspects of applicable laws and regulations. Historically, we have not been required to obtain environmental or other permits prior to drilling a well. Instead, the operator of the oil and gas property has been obligated to obtain the necessary permits at its own expense.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Investor Relations page of our website at www.broncodrill.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  Our code of conduct and business ethics is also available on our website.  Information contained on our website, or on other websites that may be linked to our website, is not incorporated by reference in this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

For more information regarding the merger, please refer to the joint proxy statement/prospectus of Allis-Chalmers and Bronco that is included in the registration statement on Form S-4 (Registration No. 333-149326) filed by Allis-Chalmers with the SEC on February 20, 2008, and other relevant materials that may be filed by us or Allis-Chalmers with the SEC, including any amendments to such registration statement.

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

    As a component of our business strategy, we have pursued and intend to continue to pursue selected acquisitions of complementary assets and businesses. In May 2002, we purchased seven drilling rigs, associated spare parts and equipment, drill pipe, haul trucks and vehicles. In August 2003, we acquired drilling rigs and inventoried structures and components which, with refurbishment and upgrades, could be used to assemble 22 drilling rigs. In July 2005, we acquired three additional rigs and related inventory, equipment, components and a rig yard. On October 3, 2005, we acquired five operating rigs, seven inventoried rigs and rig equipment and parts. On October 14, 2005, we acquired nine operating rigs, two rigs undergoing refurbishment, two inventoried rigs and rig equipment and parts. On January 18, 2006, we acquired six operating land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment. On January 9, 2007, we acquired 31 workover rigs through our acquisition of Eagle Well.  Acquisitions, including those described above, involve numerous risks, including:

•	unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including but not limited to environmental liabilities;

•	difficulty in integrating the operations and assets of the acquired business and the acquired personnel and distinct cultures;

•	our ability to properly access and maintain an effective internal control environment over an acquired company, in order to comply with public reporting requirements;

•	potential loss of key employees and customers of the acquired companies;

•	risk of entering markets in which we have limited prior experience; and

•	an increase in our expenses and working capital requirements.

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

    An increase in the supply of land rigs, whether through new construction or refurbishment, could decrease dayrates and utilization rates, which would adversely affect our revenues and profitability. In addition, such adverse affect on our revenue and profitability caused by such increased competition and lower dayrates and utilization rates could be further aggravated by any downturn in oil and natural gas prices. There has been a substantial increase in the supply of land rigs in the United States over the past two years which has led to a broad decline in dayrates and utilization industry wide.

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

Our investment in Challenger is illiquid and may never generate cash.

    There currently is no readily available market that would facilitate the disposal of our 25% equity investment in Challenger.  Furthermore, based on our minority equity position in Challenger, We will not directly receive cash proceeds resulting from the operations of Challenger.  We can not assure that the investment will ever yield cash proceeds, absent a liquidating event or the increase in our equity position above a threshold that would constitute control.

Our minority equity investment in Challenger limits our control of the company.

    Bronco representatives hold two of the eight total board seats on the Challenger board of directors. We also have various rights as a shareholder which include:

•	preemptive rights;

•	transfer rights;

•	tag-along rights;

•	drag-along rights;

•	registration rights; and

•	certain voting rights.

    Bronco is one of three shareholder groups in Challenger.  Any two of the three shareholders can effectuate decisions at the board level.  Due to our minority equity interest in Challenger, Bronco cannot accomplish specific objectives or initiatives if we are unable to align our interest with at least one of the remaining shareholders.

International operations are subject to uncertain political, economic and other risks which could affect our financial results.

   Challenger is an Isle of Man company with its principal operations in Libya.  Risks associated with Challenger’s contract land drilling and workover operations include:

•	terrorist acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in law or interpretation of existing law;

•	assaults on property or personnel;

•	changing political conditions;

•	foreign and domestic monetary policies; and

•	travel limitations or operational problems caused by public health threats.

    We anticipate that we will account for our investment in Challenger using the equity method of accounting, and that our balance sheet and statement of operations will contain captions showing the investment in Challenger based on fair market value of the contributed assets and the income or loss generated by our 25% ownership in Challenger.  The manifestation of any of the risks enumerated above could adversely affect the financial results we report relating to our ownership interest in Challenger.

We operate in a highly competitive, fragmented industry in which price competition could reduce our profitability.

The fact that drilling rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

The drilling contracts we compete for are usually awarded on the basis of competitive bids or direct negotiations with customers. We believe pricing and quality of equipment are the primary factors our potential customers consider in determining which drilling contractor to select. In addition, we believe the following factors are also important:

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

In the event we enter into footage or turnkey contracts, we could be subject to unexpected cost overruns, which could negatively impact our profitability.

For the years ended December 31, 2007 and 2006, 0% of our total revenues were derived from footage contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts as compared to daywork contracts. The risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. The occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a negative impact on our profitability. Similar to our footage contracts, under turnkey contacts drilling companies assume most of the risks associated with drilling operations that the operator generally assumes under a daywork contract. Although we historically have not entered into turnkey contracts, if we were to enter into a turnkey contract or acquire such a contract in connection with future acquisitions, the occurrence of uninsured or under-insured losses or operating cost overruns on such a job could negatively impact our profitability.

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

          Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, particularly the loss of Frank Harrison, our Chief Executive Officer, or Zachary Graves, our Chief Financial Officer, could disrupt our operations resulting in a loss of revenues. Although we have employment agreements with a small number of our employees, as a practical matter such employment agreements will not assure the retention of those employees. In addition, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

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

Shortages in equipment and supplies could limit our operations and jeopardize our relations with customers.

The materials and supplies we use in our operations include fuels to operate our drilling equipment, drilling mud, drill pipe, drill collars, drill bits and cement. Shortages in drilling equipment and supplies could limit our drilling operations and jeopardize our relations with customers. We do not rely on a single source of supply for any of these items. From time to time there have been shortages of drilling equipment and supplies during periods of high demand which we believe could reoccur. Shortages could result in increased prices for drilling equipment or supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining drilling equipment or supplies could limit our operations and jeopardize our relations with customers. In addition, shortages of drilling equipment or supplies could delay and adversely affect our ability to obtain new contracts for our drilling rigs, which could negatively impact our revenues and profitability.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a result of becoming a public company in August 2005, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We have incurred and will continue to incur costs associated with our public company reporting requirements and costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the NASD.  These rules and regulations could increase our legal and financial compliance costs and could make some activities more time-consuming and costly. These new rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

If the price of our common stock fluctuates significantly, your investment could lose value.

Prior to our initial public offering in August 2005, there had been no public market for our common stock. Although our common stock is now quoted on The Nasdaq Global Market, we cannot assure you that an active public market will continue to exist for our common stock or that our common stock will continue to trade in the public market at or above current prices. If an active public market for our common stock does not continue, the trading price and liquidity of our common stock will be materially and adversely affected.  If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole.  Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading price of our common stock may be more volatile.  In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us.  In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

If a large number of shares of our common stock is sold in the open market, the trading price of our common stock could decrease. As of December 31, 2007, we had an aggregate of 71,491,670 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any approval by our stockholders. We may pursue acquisitions and may issue shares of our common stock in connection with these acquisitions.

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

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

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

Risk Factors Relating to the Merger

The number of shares of Allis-Chalmers common stock that holders of Bronco common stock will receive is not fixed because the stock component of the merger consideration is based on the average of the closing sale prices of Allis-Chalmers common stock during a ten-day period ending two trading days before the merger closes.

    The number of shares of Allis-Chalmers common stock to be issued in the merger will be based on the average of the closing sale prices of Allis-Chalmers common stock on the NYSE Composite Transactions Tape (as reported by The Wall Street Journal (Northeast edition), or, if not reported thereby, as reported by any other authoritative source) for the ten consecutive trading days ending with the second complete trading day prior to the closing date (not including the closing date), or the Allis-Chalmers Common Stock Value. Although the aggregate value of the stock consideration in the merger is fixed at $157.8 million, the number of shares of Allis-Chalmers common stock to be issued to our stockholders will depend on the Allis- Chalmers Common Stock Value. Therefore, our stockholders cannot be sure of the number of shares that they will receive, and Allis-Chalmers stockholders cannot be sure of the number of shares of Allis-Chalmers common stock that will be issued to the our stockholders. In addition, because the exchange ratio will be determined using a period that ends two trading days prior to the closing date, the number of shares of Allis-Chalmers common stock to be issued will likely be different than it would be if the price on the closing date were to be used.

    For more information regarding the merger, please refer to the joint proxy statement/prospectus of Allis-Chalmers and Bronco that is included in the registration statement on Form S-4 (Registration No. 333-149326) filed by Allis-Chalmers with the SEC on February 20, 2008, and other relevant materials that may be filed by us or Allis-Chalmers with the SEC, including any amendments to such registration statement.

The price of Allis-Chalmers common stock will continue to fluctuate after the merger and may be affected by factors that are different than the separate factors that currently affect the prices of Allis-Chalmers common stock and Bronco common stock.

    Holders of our common stock will receive Allis-Chalmers common stock in the merger. Allis-Chalmers’ results of operations, as well as the price of Allis-Chalmers common stock following the merger, may be affected by factors that are different than those factors currently affecting Allis-Chalmers’ or our results of operations and the prices of Allis-Chalmers common stock and our common stock.

Any delay in completing the merger and integrating the businesses may reduce the benefits expected to be obtained from the merger.

    In addition to obtaining the required regulatory clearances and approvals, the merger is subject to a number of other conditions beyond the control of Bronco and Allis-Chalmers that may prevent, delay or otherwise materially adversely affect its completion.  Allis-Chalmers and Bronco cannot predict whether or when the conditions to closing will be satisfied. Any delay in completing the merger and integrating the businesses may reduce the benefits that Allis-Chalmers and Bronco expect to achieve in the merger.

Failure to complete the announced merger with Allis-Chalmers could negatively affect the stock price and the future business and financial results of Bronco.

    There can be no assurance that the merger agreement will be adopted by Bronco stockholders, that the issuance of the shares of Allis-Chalmers common stock will be approved by Allis-Chalmers stockholders or that the other conditions to the completion of the merger will be satisfied. In addition, Bronco has the right to terminate the merger agreement and pursue alternative transactions under certain conditions. If the merger is not completed, Bronco’s stockholders will not receive any expected benefits of the merger and will be subject to risks and/or liabilities, including the following:

•	failure to complete the merger might be followed by a decline in the market price of Bronco common stock;

•	Bronco must pay Allis-Chalmers a termination fee and expense reimbursements of up to $10.0 million if the merger agreement is terminated under specified circumstances;

•	some costs relating to the merger (such as legal and accounting fees) are payable by Bronco regardless of whether the merger is completed; and

•
the proposed merger may disrupt our business and distract our management and employees from day-to-day operations, because work related to the merger (including integration planning) requires substantial time and resources, which could otherwise have been devoted to other business opportunities for the benefit of Bronco.

    If the merger is not completed, these risks and liabilities may materially adversely affect Bronco’s business, financial results, financial condition and stock price.

There are three separate lawsuits seeking to delay or prevent the consummation of the merger.

Three of our stockholders have separately filed complaints seeking class action status relating to our proposed merger with Allis-Chalmers.  Two actions were filed in the District Court of Oklahoma County in the State of Oklahoma on January 29, 2008 and February 28, 2008, respectively.  The defendants named in the first Oklahoma complaint are Bronco, the Bronco board of directors, Allis-Chalmers and Merger Sub while the defendants named in the second Oklahoma complaint are Bronco, the Bronco board of directors and Allis-Chalmers.  The third action was filed in the Court of Chancery in the State of Delaware on January 29, 2008.  The defendants named in the Delaware complaint are Bronco, the Bronco board of directors and Allis-Chalmers.  The plaintiff in the first Oklahoma complaint has filed a motion for expedited discovery.  The complaints generally allege that the merger consideration is inadequate and that the Bronco board of directors has breached its fiduciary duties.  The second Oklahoma complaint also alleges that the joint proxy statement/prospectus included as part of Allis-Chalmers’ registration statement on Form S-4 filed with the SEC on February 20, 2008 contains materially incomplete and misleading information. The actions generally seek to enjoin the merger, cause the Bronco board of directors to undertake an auction for Bronco or otherwise take action to maximize stockholder value, award monetary damages to the stockholders of Bronco and, in the case of the two Oklahoma complaints, rescind the transaction (to the extent that it is consummated).  The claims against Allis-Chalmers seek monetary damages.  Answers to the complaints are not yet due, although a motion to dismiss the first Oklahoma proceeding has been filed by Bronco.  Bronco intends to vigorously defend these actions.  As of this time, no order has been issued in either proceeding that would preclude the consummation of the merger.  Each of Allis-Chalmers and Bronco has the right to terminate the merger agreement in the event a court enjoins the consummation of the merger.

A group that beneficially owns a significant amount of our outstanding voting stock has announced its intention to oppose the merger.

    On January 25, 2008, we received a letter from Third Avenue Management LLC, or Third Avenue, stating that it was opposed to the merger. The letter was also filed with the SEC by Third Avenue on an amendment to its Schedule 13D on January 25, 2008. According to its filing, Third Avenue, on behalf of its investment advisory clients, beneficially owned 5,512,116 shares of our common stock, representing 21.18% of our outstanding common stock as of January 25, 2008.

The rights of Bronco stockholders who become Allis-Chalmers stockholders in the merger will be governed by Allis-Chalmers’ certificate of incorporation and bylaws.

    Bronco stockholders who receive shares of Allis-Chalmers common stock in the merger will become Allis-Chalmers stockholders. Although their rights as stockholders will remain subject to the Delaware General Corporation Law, they will be governed by Allis-Chalmers’ certificate of incorporation and bylaws, rather than Bronco’s certificate of incorporation and bylaws. As a result, there will be material differences between the current rights of Bronco stockholders, as compared to the rights they will have as Allis-Chalmers stockholders.

The directors and executive officers of Bronco may have personal interests that differ from yours and that may motivate them to support or approve the merger.

    The directors of Bronco who have recommended the merger to Bronco stockholders and the executive officers of Bronco who provided information to the Bronco board of directors relating to the merger have employment, indemnification and/or severance benefit arrangements, will benefit from the acceleration of restricted stock awards, if any, and have rights to ongoing indemnification and director and officer insurance.  Any of these arrangements or benefits may cause these individuals to have interests that may differ from yours. The benefits that would result from the merger may have influenced these directors in approving the merger and these executive officers in supporting the merger. You should consider these interests when you consider the recommendation of the Bronco board of directors that you vote for the adoption of the merger agreement. As a result of these interests, these directors and executive officers may be more likely to support the merger than they would if they did not have these interests.

The merger agreement limits Bronco’s ability to pursue an alternative to the merger.

    The merger agreement prohibits Bronco from soliciting alternative transactions.  Additionally, under the merger agreement, before (i) the board of directors of Bronco changes its recommendation regarding the merger as a result of its receipt of an unsolicited acquisition proposal, (ii) the board of directors of Bronco recommends an alternative transaction or (iii) Bronco enters into an alternative transaction, Bronco must allow Allis-Chalmers a four-business day period to make a revised proposal. These provisions limit Bronco’s ability to pursue offers from third parties that could result in greater value to its stockholders.  Bronco’s obligation to pay a termination fee may also discourage a third party from pursuing an alternative transaction proposal. Under the merger agreement, Bronco may be required to pay to Allis-Chalmers a termination fee of $10.0 million or out-of-pocket expenses of up to $5.0 million if the merger agreement is terminated under specified circumstances. If a termination fee is payable, the payment of this fee could have material and adverse consequences on Bronco’s financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

Our corporate headquarters is located at 16217 North May Avenue, Edmond, Oklahoma in an office building we purchased on January 2, 2007.  The approximately 18,100 square foot building was purchased for a total purchase price of $3.0 million, less an amount equal to one-half of the principal reduction on the seller’s loan secured by the property between the effective date of the purchase agreement and the closing. We paid $1.4 million in cash and assumed existing debt of approximately $1.6 million. Prior to closing, we subleased a total of 9,050 square feet of the building from its tenants until the closing date for a monthly rental of $8,341.

We own or lease from third parties the following properties:

•	an approximately 6,205 square foot building used for office space in Duncan, Oklahoma;

•	an approximately 841 square foot building used for office space in Craig, Colorado;

•	an approximately 2,300 square foot building used for office space in Craig, Colorado;

•	an approximately 465 square foot building used for office space in Shattuck, Oklahoma;

•	a 13 acre yard used for equipment storage and the refurbishment of our inventoried rigs in Duncan, Oklahoma;

•	a 15 acre yard, which includes an operations office, rig and equipment storage and a repair facility in Oklahoma City, Oklahoma;

•	Two 16 acre yards used for equipment storage and the refurbishment of our inventoried rigs in Oklahoma City, Oklahoma;

•	a 10 acre yard used to dispatch trucks in Davis, Oklahoma;

•	a 10 acre yard used to dispatch trucks in Shawnee, Oklahoma;

•	a 13 acre yard which includes a machine shop used for drilling rig refurbishment, repair and maintenance in Oklahoma City, Oklahoma;

•	a 4 acre yard which includes a machine shop used for drilling rig refurbishment, repair and maintenance in Liberal, Kansas;

•	a 3 acre yard which includes a machine shop used for drilling rig refurbishment, repair and maintenance in Raton, New Mexico;

•	a 10 acre yard which includes a machine shop used for drilling rig refurbishment, repair and maintenance in Snyder, Texas;

•	a 1 acre yard which includes a machine shop used for drilling rig refurbishment, repair and maintenance in Ulysses, Kansas;

•	a 4 acre yard which includes a machine shop used for drilling rig refurbishment, repair and maintenance in El Reno, Oklahoma;

•	a 4 acre yard which includes a repair shop used for well service equipment, storage and workover rig repair in Guymon, Oklahoma;

•	a 2 acre yard which includes a repair shop used for well service equipment, storage and workover rig repair in Craig, Colorado;

•	a 2 acre yard which includes a repair shop used for well service equipment, storage and workover rig repair in Cushing, Oklahoma;

•	a 1 acre yard which includes a repair shop used for well service equipment, storage and workover rig repair in Midland, Texas;

•	a 4 acre yard which includes a repair shop used for well service equipment, storage and workover rig repair in Healdton, Oklahoma; and

•	a 4 acre yard which includes a repair shop used for well service equipment, storage and workover rig repair in Levelland, Texas.

Item 3. Legal Proceedings

Three of our stockholders have separately filed complaints seeking class action status relating to our proposed merger with Allis-Chalmers.  Two actions were filed in the District Court of Oklahoma County in the State of Oklahoma on January 29, 2008 and February 28, 2008, respectively.  The defendants named in the first Oklahoma complaint are Bronco, the Bronco board of directors, Allis-Chalmers and Merger Sub while the defendants named in the second Oklahoma complaint are Bronco, the Bronco board of directors and Allis-Chalmers.  The third action was filed in the Court of Chancery in the State of Delaware on January 29, 2008.  The defendants named in the Delaware complaint are Bronco, the Bronco board of directors and Allis-Chalmers.  The plaintiff in the first Oklahoma complaint has filed a motion for expedited discovery.  The complaints generally allege that the merger consideration is inadequate and that the Bronco board of directors has breached its fiduciary duties.  The second Oklahoma complaint also alleges that the joint proxy statement/prospectus included as part of Allis-Chalmers’ registration statement on Form S-4 filed with the SEC on February 20, 2008 contains materially incomplete and misleading information. The actions generally seek to enjoin the merger, cause the Bronco board of directors to undertake an auction for Bronco or otherwise take action to maximize stockholder value, award monetary damages to the stockholders of Bronco and, in the case of the two Oklahoma complaints, rescind the transaction (to the extent that it is consummated).  The claims against Allis-Chalmers seek monetary damages.  Answers to the complaints are not yet due, although a motion to dismiss the first Oklahoma proceeding has been filed by Bronco.  Bronco intends to vigorously defend these actions.  As of this time, no order has been issued in either proceeding that would preclude the consummation of the merger.  Each of Allis-Chalmers and Bronco has the right to terminate the merger agreement in the event a court enjoins the consummation of the merger.

In addition to the merger litigation, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    We did not submit any matter to a vote of our stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on The Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “BRNC” since August 16, 2005. The following table sets forth for the indicated periods the high and low sale prices of our common stock as quoted on The Nasdaq Global Market.

	High	Low
Year Ending December 31, 2005:
Third Quarter (since August 16, 2005)	$30.00	$18.00
Fourth Quarter	$29.10	$20.97

Year Ending December 31, 2006:
First Quarter	$32.00	$22.50
Second Quarter	$29.57	$17.50
Third Quarter	$21.41	$16.01
Fourth Quarter	$19.69	$15.25

Year Ending December 31, 2007:
First Quarter	$17.20	$13.53
Second Quarter	$19.21	$15.37
Third Quarter	$16.67	$13.58
Fourth Quarter	$16.04	$13.10

Year Ending December 31, 2008:
First Quarter (through February 29, 2008)	$16.15	$11.21

    On February 29, 2008, the last reported sale price of our common stock on The Nasdaq Global Market was $15.81 and we had approximately 11,000 beneficial holders of our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock, and we currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, the terms of our credit facility prohibit us from paying dividends and making other distributions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under on our equity compensation plan:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price per share	compensation plans
	outstanding options,	of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	20	$ 26.14	1,904

Equity compensation plans not approved
by security holders	-	-	-
	20	$ 26.14	1,904

Item 6. Selected Financial Data.

The following table sets forth our selected historical financial data as of and for each of the years indicated. We derived the selected historical financial data as of and for each of the years ended 2007, 2006, 2005, 2004 and 2003 from our historical audited consolidated financial statements. You should review this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated historical financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2007	2006	2005	2004	2003

Consolidated Statements of Operations
Information:
Contract drilling revenues	$276,088	$285,828	$77,885	$21,873	$12,533
Well service	22,864	-	-	-	-
Costs and expenses:
Contract drilling	153,797	139,607	44,695	18,670	10,537
Well service	14,299	-	-	-	-
Depreciation and amortization	44,241	30,335	9,143	3,695	1,985
General and administrative	22,690	15,709	9,395	1,714	1,226

Total operating costs and expenses	235,027	185,651	63,233	24,079	13,748

Income (loss) from operations	63,925	100,177	14,652	(2,206)	(1,215)

Other income (expense):
Interest expense	(4,762)	(1,736)	(1,415)	(285)	(21)
Loss from early extinguishment of debt	-	(1,000)	(2,062)	-	-
Interest income	1,239	164	432	10	3
Other income	294	284	53	-	-

Total other income (expense)	(3,229)	(2,288)	(2,992)	(275)	(18)

Income (loss) before income taxes	60,696	97,889	11,660	(2,481)	(1,233)
Income tax expense	23,104	38,056	6,529	285	317

Net income (loss)	$37,592	$59,833	$5,131	$(2,766)	$(1,550)

Income per common share-Basic	$1.45	$2.43	$0.32

Income per common share-Diluted	$1.44	$2.43	$0.31

Weighted average number of shares outstanding-Basic	25,996	24,585	16,259

Weighted average number of shares outstanding-Diluted	26,101	24,623	16,306

Pro Forma C Corporation Data (Unaudited): (1)
Historical income (loss)
before income taxes			$11,660	$(2,481)	$(1,233)
Pro forma provision (benefit) for income
taxes			4,396	(935)	(465)

Pro forma income (loss)			$7,264	$(1,546)	$(768)

Pro forma income (loss) per common share basic and diluted			$0.45	$(0.12)	$(0.06)

Weighted average pro forma shares outstanding-Basic			16,259	13,360	13,360
Weighted average pro forma shares outstanding-Diluted			16,306	13,360	13,360

Other Financial Data (Unaudited):
Calculation of EBITDA (2):
Net income (loss)	$37,592	$59,833	$5,131	$(2,766)	$(1,550)
Interest expense	4,762	1,736	1,415	285	21
Income tax expense	23,104	38,056	6,529	285	317
Depreciation and amortization	44,241	30,335	9,143	3,695	1,985

EBITDA (2)	$109,699	$129,960	$22,218	$1,499	$773

Consolidated Cash Flow Information:
Net cash provided by (used in):
Operating activities	$82,607	$93,053	$3,318	$2,364	$(1,914)
Investing activities (3)	(79,984)	(143,199)	(190,326)	(19,511)	(4,846)
Financing activities	(7,510)	43,715	202,908	16,623	7,798

		As of December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Information:
Total current assets	$72,019	$73,372	$53,953	$8,118	$5,682
Total assets	568,605	482,488	330,520	90,143	71,920
Total debt	68,118	64,727	51,825	18,100	4,300
Total liabilities	172,176	142,503	91,184	39,340	21,218
Total stockholders'/members' equity	396,429	339,985	239,336	50,803	50,702

(1)
Prior to the completion of our initial public offering in August 2005, we merged with Bronco Drilling Company, L.L.C., our predecessor company. Bronco Drilling Company, L.L.C. was a limited liability company treated as a partnership for federal income tax purposes. As a result, essentially all of its taxable earnings and losses were passed through to its members, and it did not pay federal income taxes at the entity level. Historical income taxes consist mainly of deferred income taxes on a taxable subsidiary, Elk Hill. Since we are a C corporation, for comparative purposes we have included a pro forma provision (benefit) for income taxes assuming we had been taxed as a C corporation in all periods prior to the merger.

(2)
EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable Generally Accepted Accounting Principles, or GAAP, financial measure, plus interest expense, income tax expense, and depreciation and amortization. We have presented EBITDA because we use EBITDA as an integral part of our internal reporting to measure our performance and to evaluate the performance of our senior management. We consider EBITDA to be an important indicator of the operational strength of our business. EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management evaluates the costs of such tangible and intangible assets and the impact of related impairments through other financial measures, such as capital expenditures, investment spending and return on capital. Therefore, we believe that EBITDA provides useful information to our investors regarding our performance and overall results of operations. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA measure presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

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

Overview

We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into any turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although, we currently have ten of our drilling rigs operating under agreements with initial terms ranging from one to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

A significant performance measurement in our industry is operating rig utilization. We compute operating drilling rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned the operating rig. Revenue days for each operating rig are days when the rig is earning revenues under a contract, i.e. when the rig begins moving to the drilling location until the rig is released from the contract. On daywork contracts, during the mobilization period we typically receive a fixed amount of revenue based on the mobilization rate stated in the contract. We begin earning our contracted daywork rate and mobilization revenue when we begin drilling the well. Occasionally, in periods of increased demand, we will receive a percentage of the contracted dayrate during the mobilization period. We account for these revenues as mobilization fees.

For the years ended December 31, 2007, 2006 and 2005, our drilling rig utilization rates, revenue days and average number of operating rigs were as follows:

	Year Ended December 31,
	2007	2006	2005
Average number of operating rigs	51	45	17
Revenue days	14,245	15,202	5,781
Utilization Rates	76%	93%	95%

    The decrease in the number of revenue days in 2007 is attributable to the decrease in utilization partially offset by the increase in the size of our operating drilling rig fleet. The annual increase in the number of revenue days in 2006 is attributable to the increase in the size of our operating drilling rig fleet.

    We devote substantial resources to maintaining, upgrading and expanding our rig fleet. We substantially completed the refurbishment of three drilling rigs in 2007, 12 drilling rigs in 2006 and six drilling rigs in 2005.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At December 31,
	2007	2006	2005
Crude oil (Bbl)	$95.98	$61.05	$61.04
Natural gas (Mmbtu)	$7.48	$6.30	$11.23
U.S. Land Rig Count	1,719	1,626	1,391

On February 29, 2008, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $101.84 per barrel and $9.37 per MMbtu, respectively. The Baker Hughes domestic land drilling rig count as of February 29, 2008 was 1,704. Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.

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

We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2006 and 2007, we did not experience a loss on the footage jobs we completed.  We are more likely to encounter losses on footage contracts in years in which revenue rates are lower for all types of contracts.

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at December 31, 2007 and 2006. At December 31, 2007 and 2006, our contract drilling in progress totaled $2.1 million and $2.0 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $1,834,000 and $400,000 at December 31, 2007 and 2006, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

Asset Impairment and Depreciation—We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  We also evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets, and goodwill, at December 31, 2007, would have resulted in a corresponding decrease in our net income of approximately $3.0 million.

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

We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the years ended December 31, 2007 and 2006, we capitalized approximately $1.7 million and $3.6 million, respectively.

Stock Based Compensation--- We have adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $3.7 million, $2.8 million and $589,000 for 2007, 2006 and 2005, respectively.

The fair value of each option award is estimated on the date of grant using a Black Scholes valuation model that uses various assumptions related to volatility, expected life, forfeitures, exercise patterns, risk free rates and expected dividends. Expected volatilities are based on the historical volatility of a selected peer and other factors. The majority of our options were granted to employees that made up one group with similar expected exercise behavior for valuation purposes. The expected term of options granted was estimated based on an average of the vesting period and the contractual period. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

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

On April 20, 2007, we filed a Tender Offer Statement on Schedule TO relating to our offer to eligible directors, officers, employees and consultants to exchange certain outstanding options to purchase shares of our common stock for restricted stock awards consisting of the right to receive restricted shares of our common stock, which we refer to as the “restricted stock awards.” The offer expired on May 21, 2007. Pursuant to the offer, we accepted for cancellation eligible options to purchase 729,000 shares of our common stock tendered by directors, officers, employees and consultants eligible to participate in the offer.  Subject to the terms and conditions of the offer, on May 21, 2007 we granted one restricted stock award in exchange for every two shares of common stock underlying the eligible options tendered.  Half of the restricted stock awards vested on January 1, 2008 and the balance vest on January 1, 2009, subject to earlier vesting or forfeiture in certain circumstances. We granted the restricted stock awards under our 2006 Stock Incentive Plan, effective as of April 20, 2006.

An incremental cost was computed in accordance with SFAS No. 123(R) upon the conversion of options to restricted stock.  The incremental cost was measured as the excess of the fair value of the modified award over the fair value to the original award immediately preceding conversion, measured based on the share price and other pertinent factors at that date.  The incremental cost to be recognized over the vesting period of the modified award is $387,000.

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

Other Accounting Estimates—Our other accrued expenses as of December 31, 2007 and December 31, 2006 included accruals of approximately $3.0 million and $1.9 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $4.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At December 31, 2007 and 2006, we had deposits of $2.7 million and $2.6 million, respectively, with an insurance company collateralizing a letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

Year in Review Highlights

    The following are recent highlights that have impacted our results of operations for the year ended December 31, 2007:

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

•
On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle Well and related subsidiaries for $2.6 million in cash, 1,070,390 shares of our common stock and the assumption of debt of $6.5 million, liabilities of $678,000 and additional deferred income taxes of $7.2 million.  We subsequently deployed the remaining rigs and added 28 new rigs to bring our total fleet to 59 workover rigs.

Recent Developments

    On January 4, 2008, Bronco MENA Investments LLC, one of our wholly-owned subsidiaries, closed a transaction with Challenger, a company organized under the laws of the Isle of Man, and certain of its affiliates to acquire a 25% equity interest in Challenger in exchange for six drilling rigs and $5.0 million in cash.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  In a separate transaction we sold to Challenger four drilling rigs and ancillary equipment for $13.4 million, payable in installments. The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.

    On January 23, 2008, we entered into an agreement and plan of merger with Allis-Chalmers and Merger Sub, providing for the acquisition of Bronco by Allis-Chalmers.

    Under the terms of the merger agreement, which was approved by the respective boards of directors of each of the Company, Allis-Chalmers and Merger Sub, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Allis-Chalmers.  The merger agreement provides that, at the effective time of the merger, Bronco stockholders will receive merger consideration with an aggregate value of approximately $437.8 million, comprised of (a) an aggregate of $280.0 million in cash and (b) shares of Allis-Chalmers common stock having an aggregate value of approximately $157.8 million. The number of shares issued as merger consideration will be based on the average closing price of Allis-Chalmers common stock for a ten trading day period ending two days prior to the closing.  Allis Chalmers will also assume all of the outstanding debt of Bronco, which totaled $68.1 million at December 31, 2007.

    For more information regarding the merger, please refer to the joint proxy statement/prospectus of Allis-Chalmers and Bronco that is included in the registration statement on Form S-4 (Registration No. 333-149326) filed by Allis-Chalmers with the SEC on February 20, 2008, and other relevant materials that may be filed by us or Allis-Chalmers with the SEC, including any amendments to such registration statement.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

    Contract Drilling Revenue. For the year ended December 31, 2007, we reported contract drilling revenues of approximately $276.1 million, a 3% decrease from revenues of $285.8 million for 2006. The decrease is primarily due to a decrease in total revenue days partially offset by increases in average dayrates and average number of drilling rigs working for the year ended December 31, 2007 as compared to 2006. Revenue days decreased 6% to 14,245 days for the year ended December 31, 2007 from 15,202 days during 2006.   Average dayrates for our drilling services increased $491, or 3%, to $17,876 for the year ended December 31, 2007 from $17,385 in 2006. Our average number of operating drilling rigs increased to 51 from 45, or 13%, for the year ended December 31, 2007, as compared to 2006. The decrease in the number of revenue days for the year ended December 31, 2007 as compared to 2006 is attributable to the decrease in our utilization rate partially offset by the increase in the size of our operating drilling rig fleet. Utilization decreased to 76% from 93% for the year ended December 31, 2007 as compared to 2006.  The 18% decrease in utilization was primarily due to a more competitive market resulting from an increase in the supply of drilling rigs.

Well Service Revenue.  For the year ended December 31, 2007, we reported well service revenues of approximately $22.9 million, revenue hours of 63,746 and an average hourly rate of $356.  Our average number of operating workover rigs was 33 for the year ended December 31, 2007. There were no well service revenues for the year ended December 31, 2006.

Contract Drilling Expense. Contract drilling expense increased $14.2 million to $153.8 million for the year ended December 31, 2007 from $139.6 million in 2006. This 10% increase is primarily due to the increase in the average number of operating drilling rigs in our fleet to 51 for the year ended December 31, 2007 as compared to 45 in 2006 as well as a broad increase in the cost of materials and supplies used to operate our drilling rigs. As a percentage of contract drilling revenue, drilling expense increased to 56% for the year ended December 31, 2007 from 49% in 2006 due primarily to expenses related to the retention of crews of idle drilling rigs.

Well Service Expense. Well service expense was approximately $14.3 million for the year ended December 31, 2007. As a percentage of well service revenue, well service expense was 63% for the year ended December 31, 2007. There were no well service expenses for the year ended December 31, 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $13.9 million to $44.2 million for the year ended December 31, 2007 from $30.3 million in 2006. The increase is primarily due to the 30% increase in fixed assets, including the substantial completion of three additional rigs from our inventory during 2007, the Eagle Well Service acquisition, as well as incremental increases in ancillary equipment.

General and Administrative Expense. General and administrative expense increased $7.0 million, or 44%, to $22.7 million for the year ended December 31, 2007 from $15.7 million in 2006. This primarily resulted from a $4.2 million increase in accounts receivable write-offs, a $1.4 million increase in payroll costs, a $959,000 increase in stock compensation expense, a $502,000 increase in yard expense, and a $388,000 increase in rent expense.  These increases were partially offset by a decrease in severance expense of $565,000.  The increase in bad debt expense is due to the identification of additional accounts receivable deemed uncollectible.

The increase in payroll costs is due to our increased administrative employee count and related wage increases during 2007. The increase in stock compensation expense is attributed to grants of restricted stock during 2007.  The increases in yard and rent expense are due to additional locations added in 2007.  The decrease in severance expense of $565,000 is due to one-time payments made to our former Chief Operating Officer, Karl Benzer, upon termination of his employment in 2006.

Interest Expense. Interest expense increased $3.1 million to $4.8 million for the year ended December 31, 2007 from $1.7 million in 2006. The increase is due to an increase in the average debt outstanding for the year and a decrease in the capitalization of interest expense related to our rig refurbishment program. We capitalized $1.7 million of interest for the year ended December 31, 2007 as compared to $3.6 million for the same period in 2006 as part of our rig refurbishment program. We also made an adjustment in the fourth quarter to accrue for use tax liabilities, which included interest expense in the amount of $634.

Income Tax Expense. We recorded an income tax expense of $23.1 million for the year ended December 31, 2007. This compares to an income tax expense of $38.1 million in 2006. This decrease is primarily due to a $37.2 million decrease in pre-tax income to $60.7 million for the year ended December 31, 2007 from $97.9 million in 2006.

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

Contract Drilling Expense. Contract drilling expense increased $94.9 million to $139.6 million for the year ended
December 31, 2006 from $44.7 million in 2005. This 212% increase is primarily due to the increases in revenue days and average number of operating rigs in our fleet for the year ended December 31, 2006 as compared to 2005. As a percentage of contract drilling revenue, drilling expense decreased to 49% for the year ended December 31, 2006 from 57% in 2005 due primarily to an escalation in dayrates.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $21.2 million to $30.3 million for the year ended December 31, 2006 from $9.1 million in 2005. The increase is primarily due to the 60% increase in fixed assets, including the substantial completion of 12 additional rigs from our inventory during 2006, the Big A acquisition and a full year of depreciation and amortization expense associated with the Strata, Eagle, and Thomas acquisitions.

General and Administrative Expense. General and administrative expense increased $6.3 million, or 67%, to $15.7 million for the year ended December 31, 2006 from $9.4 million in 2005. This primarily resulted from a $2.2 million increase in stock compensation expense, a $1.6 million increase in yard expense, an increase of $565,000 in severance expense, an increase of $493,000 in professional fees, an increase in franchise taxes of $349,000, a $286,000 increase in rent expense and an increase in filing fees of $148,000. These increases were partially offset by a decrease in payroll costs of $620,000 and a decrease in administrative reimbursement costs of $245,000. The increase in stock compensation expense is attributable to additional grants of options and restricted stock during 2006 and a full year of expense related to grants awarded in 2005.  The increases in yard and rent expense are due to additional locations in 2006.  The increase in severance expense to $565,000 for the year ended December 31, 2006 from $0 for the year ended December 31, 2005 is due to payments made to our former Chief Operating Officer, Karl Benzer, upon termination of his employment in 2006. The increase in professional fees to $1.1 million for the year ended December 31, 2006 from $619,000 in 2005 is due to an increase in accounting and legal expense.  The increase in franchise taxes is due to taxes paid to the state of Delaware where we were incorporated upon completion of our initial public offering.  The increase in filing fees is due to costs of being a public company.  The decrease in payroll costs to $5.2 million for the year ended December 31, 2006 from $5.8 million in 2005 is primarily due to payments made in 2005 by Bronco Drilling Holdings, L.L.C. to our former President and Chief Operating Officer, Steve Hale, following successful completion of our initial public offering. Although we did not make the payment, we were required to account for these payments as a capital contribution to us in the amount of $4.0 million and compensation expense of $4.0 million. The remaining increase in payroll costs is due to our increased employee count and related wage increases during 2005. The decrease in administrative reimbursement to $54,000 for the year ended December 31, 2006 from $299,000 in 2005 is due to the termination of our administrative services agreement with Gulfport Energy Corporation, or Gulfport, effective April 1, 2006.

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

Income Tax Expense. We recorded an income tax expense of $38.1 million for the year ended December 31, 2006. This compares to an income tax expense of $6.5 million in 2005. This increase is primarily due to an increase in pre−tax income of $86.2 million to $97.9 million for the year ended December 31, 2006 from $11.7 million in 2005, an increase in our effective tax rate and our conversion from a limited liability company to a taxable entity in August 2005 in connection with our initial public offering.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $82.6 million in 2007, $93.1 million in 2006 and $3.3 million in 2005. The decrease of $10.5 million from 2006 to 2007 was primarily due to a decrease in cash receipts from customers and higher cash payments to employees and suppliers.  The increase of $89.8 million from 2005 to 2006 was primarily due to increased cash receipts from customers, partially offset by higher cash payments to employees and suppliers.

Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and for the refurbishment of our rigs. We used cash for investing activities of $80.0 million for 2007 as compared to approximately $143.2 million for 2006, and $190.3 million for 2005. In 2007, approximately $2.4 million was used for an acquisition made during 2007 and $82.8 million was used to purchase property and equipment, which amounts were partially offset by $5.1 million from the sale of assets.  In 2006, approximately $17.0 million was used for acquisitions made during 2006 and related transaction costs, $130.5 million was used to purchase property and equipment and $416,000 was placed in a restricted account as security for a letter of credit issued to our workers’ compensation insurance carrier, which amounts were partially offset by $4.8 million from the sale of assets. In 2005, approximately $135.2 million was used for acquisitions made during 2005 and related transaction costs, $53.6 million was used to purchase property and equipment and $1.5 million was placed in a restricted account as security for a letter of credit issued to our workers’ compensation insurance carrier.

Financing Activities. Our cash flows used by financing activities were $7.5 million for 2007 as compared to $43.7 million provided by financing activities for 2006 and $202.9 million for 2005.  Our net cash used for financing activities for 2007 related to principal payments on borrowings of $17.0 million to Fortis, $5.5 million to Bank of Beaver City and $2.0 million to other finance companies, partially offset by borrowings of $17.0 million under our credit agreement with Fortis.  Our net cash provided by financing activities for 2006 related to net proceeds of approximately $36.2 million from our public offering, borrowings of $44.0 million under our credit agreement with Fortis, partially offset by principal payments on borrowings of $34.9 million to Fortis. Our net cash provided by financing activities for 2005 related to net proceeds of approximately $176.0 million from our initial and follow-on public offerings, borrowings of $43.0 million under our credit agreement with Merrill Lynch, borrowings of $68.0 million from Solitair LLC, Theta Investors LLC and Alpha Investors LLC, entities controlled by Wexford Capital LLC, or Wexford, borrowings of $7.5 million from GECC, and borrowings of $1.2 million from International Bank of Commerce, partially offset by principal payments on borrowings of $23.8 million to GECC, $68.0 million to Solitair LLC and Alpha Investors LLC, and capital contributions of $1.5 million from entities controlled by Wexford.

Sources of Liquidity. Our primary sources of liquidity are cash from operations and borrowings under our credit facilities and equity financing.

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

On February 15, 2005, we entered into a $5.0 million revolving credit facility with Solitair LLC, an entity controlled by Wexford Capital LLC, which we refer to as Wexford.  At the time, Wexford was our sole equity sponsor and controlled our company. Borrowings under this facility bore interest at a rate equal to LIBOR plus 5.0%.

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

On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006.  The aggregate revolving commitment was $90.0 million as of December 31, 2007.  Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA,” as defined in the credit agreement. Our borrowings under this revolving credit facility were used to fund a portion of the Big A acquisition and to repay in full all outstanding borrowings under our term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the years ended December 31, 2007 and 2006 were $257,000 and $445,000, respectively.  Our subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. We were in compliance with all covenants at December 31, 2007.  The revolving credit facility provides for mandatory prepayments under certain circumstances as more fully discussed in the revolving credit facility. The revolving credit facility contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $3.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolving credit facility may be terminated and all of our obligations under the revolving credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

We are party to term installment loans for an aggregate principal amount of approximately $6.0 million. These term loans are payable in 96 monthly installments, mature in 2013 and 2015 and have a weighted average annual interest rate of 6.93%. The proceeds from these term loans were used to purchase cranes.

We are party to a term loan agreement with Ameritas Life Insurance Corp. for an aggregate principal amount of approximately $1.6 million related to the acquisition of a building. This term loan is payable in 166 monthly installments, matures in 2021 and has an interest rate of 6%.

Issuances of Equity.

In connection with our acquisitions of Big A in January 2006 and Eagle Well in January 2007, we issued 72,571, and 1,070,390 shares of our common stock, respectively. See “—Capital Expenditures” below.

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

Capital Expenditures.

During 2007 we substantially completed the refurbishment of three rigs, ranging from 1,200 to 1,500 horsepower. We incurred aggregate refurbishment costs of $23.5 million, ranging from $7.0 million to $8.5 million per rig, which were funded with borrowings under our revolving credit facility with Fortis Capital Corp. and cash flow from operations.

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

On January 9, 2007, we completed the acquisition of 31workover rigs, 24 of which were operating, from Eagle Well and related subsidiaries for $2.6 million in cash, 1,070,390 shares of our common stock and the assumption of debt of $6.5 million, liabilities of $678,000 and additional deferred income taxes of $7.2 million.  We subsequently deployed the remaining rigs periodically during the first nine months of 2007.

During 2006, we substantially completed the refurbishment of 12 rigs ranging from 450 to 1,500 horsepower.  We incurred aggregate refurbishment costs of $67.7 million, ranging from $544,000 to $7.9 million per rig, which were funded with borrowings under our various credit facilities, public offerings, and cash flows from operations.

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

During 2005, we completed the refurbishment of six rigs, ranging from 950 to 2,500 horsepower.  We incurred aggregate refurbishment costs of $34.3 million, ranging from $4.5 million to $6.6 million per rig, which were funded with borrowings under our various credit facilities and proceeds from our initial public offering and follow-on offering.

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

Contractual and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2007 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1	1-3 years	4-5 years	More than 5
		year			years
Short and long-term debt	$68,118	$1,256	$63,422	$1,964	$1,476
Operating lease obligations	2,366	533	1,101	430	302

Total	$70,484	$1,789	$64,523	$2,394	$1,778

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

    In September 2006, the FASB issued SFAS No. 157, or SFAS 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, however, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We do not expect the adoption of SFAS 157 to have a material impact on our financial position or results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities−−Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations and financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations”, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our new revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to adjusted EBITDA. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $398,000 annually, based on the $65.0 million outstanding in the aggregate under our credit facility as of February 29, 2008.

Item 8. Financial Statements and Supplementary Data.

Our Financial Statements begin on page 31 of this Form 10-K, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Control and Procedures.

As of the end of the period covered by this Annual Report on Form 10−K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 our disclosure controls and procedures are effective.

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

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(ii)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

(iii)           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The independent registered public accounting firm that audited the Company's financial statements, Grant Thornton LLP, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their accompanying report.

Changes in Internal Controls over Financial Reporting.
 There were no changes in internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Report of Independent Registered Public Accounting Firm

Board of Directors
Bronco Drilling Company, Inc.

We have audited Bronco Drilling Company, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’/stockholders’equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 17, 2008

Item 9B. Other Information.

None.
PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The information relating to this Item 10 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2007.

Item 11. Executive Compensation.

    The information relating to this Item 11 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to this Item 12 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information relating to this Item 13 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2007.

Item 14. Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements

See Index to Consolidated Financial Statements on page 28 of this Form 10-K.

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

2.3
Agreement and Plan of Merger, dated as of January 23, 2008, by and among Allis-Chalmers Energy, Inc., Bronco Drilling Company, Inc. and Elway Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 24, 2008).

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

4.2
Shareholders’ Agreement relating to Challenger Limited dated January 4, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 9, 2008).

10.1
Drilling Rigs Purchase and Sale Agreement by and between Bronco Drilling Company, Inc., Hays Trucking, Inc., and Challenger Limited dated January 4, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 9, 2008).

10.2
Promissory Note and Security Agreement by Challenger Limited dated January 4, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 9, 2008).

10.3
Credit Agreement, dated January 13, 2006, by and between the Company and Fortis Capital Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 20, 2006).

+10.4
Consulting Agreement, dated February 28, 2006, by and between the Company and Michael O. Thompson (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No.  000-51471, filed by the Company with the SEC on March 7, 2006).

10.5
Daywork Drilling Contract, dated as of January 26, 2006, by and between Windsor Energy Resources, Inc. and the Company (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company with the SEC on March 17, 2006).

+10.6	Bronco Drilling Company, Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement, filed by the Company with the SEC on April 28, 2006).

+10.7
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2006).

+10.8	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2006).

+10.9
Employment Agreement, dated effective as of August 8, 2006, by and between the Company and D. Frank Harrison (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 10, 2006).

+10.10
Amendment to Employment Agreement, dated as of August 2, 2007, by and between the Company and D. Frank Harrison (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 3, 2007).

+10.11
Employment Agreement, dated effective as of August 8, 2006, by and between the Company and Zachary M. Graves (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 10, 2006).

+10.12
Amendment to Employment Agreement, dated as of August 2, 2007, by and between the Company and Zachary M. Graves (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 3, 2007).

+10.13
Employment Agreement, dated effective as of August 8, 2006, by and between the Company and Mark Dubberstein(incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 10, 2006).

+10.14
Amendment to Employment Agreement, dated as of August 2, 2007, by and between the Company and Mark Dubberstein (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 3, 2007).

+10.15
Employment Agreement, dated effective as of August 2, 2007, by and between the Company and Larry Bartlett (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 3, 2007).

+10.16
Employment Agreement, dated effective as of August 2, 2007, by and between the Company and Steven Starke (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed by the Company with the Sec on August 3, 2007).

*21.1	List of Company's Subsidiaries

*23.1	Consent of Grant Thornton LLP

*24.1	Power of Attorney (included on signature page).

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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

+ Management contract, compensatory plan or arrangement
*Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BRONCO DRILLING COMPANY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors
Bronco Drilling Company, Inc.

We have audited the accompanying consolidated balance sheets of Bronco Drilling Company, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’/stockholders’equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bronco Drilling Company, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 17, 2008

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,721	$10,608
Receivables
Trade and other, net of allowance for doubtful accounts of
$1,834 and $400 in 2007 and 2006, respectively	61,499	60,282
Contract drilling in progress	2,128	1,989
Income tax receivable	1,191	-
Current deferred income taxes	775	155
Prepaid expenses	705	338

Total current assets	72,019	73,372

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	510,962	396,499
Transportation, office and other equipment	41,942	29,928
	552,904	426,427
Less accumulated depreciation	86,274	44,505
	466,630	381,922

OTHER ASSETS
Goodwill	23,908	21,280
Restricted cash and deposit	2,745	2,600
Intangibles, net, and other	3,303	3,314
	29,956	27,194

	$568,605	$482,488

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,715	$19,677
Accrued liabilities	19,280	11,767
Income tax payable	-	3,724
Current maturities of long-term debt	1,256	636

Total current liabilities	37,251	35,804

LONG-TERM DEBT, less current maturities	66,862	64,091

DEFERRED INCOME TAXES	68,063	42,608

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 26,031 and 24,938 shares
issued and outstanding at December 31, 2007 and 2006	262	250

Additional paid-in capital	298,195	279,355

Retained earnings	97,972	60,380
Total stockholders' equity	396,429	339,985

	$568,605	$482,488

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

REVENUES
Contract drilling revenues, including 1%, 4% and 3%
to related parties	$276,088	$285,828	$77,885
Well service	22,864	-	-
	298,952	285,828	77,885
EXPENSES
Contract drilling	153,797	139,607	44,695
Well service	14,299	-	-
Depreciation and amortization	44,241	30,335	9,143
General and administrative	22,690	15,709	9,395
	235,027	185,651	63,233

Income from operations	63,925	100,177	14,652

OTHER INCOME (EXPENSE)
Interest expense	(4,762)	(1,736)	(1,415)
Loss from early extinguishment of debt	-	(1,000)	(2,062)
Interest income	1,239	164	432
Other	294	284	53
	(3,229)	(2,288)	(2,992)
Income before income taxes	60,696	97,889	11,660
Income tax expense	23,104	38,056	6,529

NET INCOME	$37,592	$59,833	$5,131

Income per common share-Basic	$1.45	$2.43	$0.32

Income per common share-Diluted	$1.44	$2.43	$0.31

Weighted average number of shares outstanding-Basic	25,996	24,585	16,259

Weighted average number of shares outstanding-Diluted	26,101	24,623	16,306

PRO FORMA INFORMATION (unaudited):

Historical income before income taxes			$11,660
Pro forma provision for income taxes			4,396
Pro forma income			$7,264

Pro forma income per common share-Basic and Diluted			$0.45

Weighted average number of shares outstanding-Basic			16,259

Weighted average number of shares outstanding-Diluted			16,306

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF MEMBERS'/STOCKHOLDERS' EQUITY
(Amounts in thousands)

				Additional		Total
	Members'	Common	Common	Paid In	Retained	Stockholders'
	Equity	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2004	$50,803	-	$-	$-	$-	$-

Net income through August 15, 2005	4,584	-	-	-	-	-

Conversion to a Delaware corporation	(55,387)	13,360	134	55,254	-	55,388

Issuance of common stock in initial public offering;
net of related expenses of $1,354	-	5,715	57	88,944	-	89,001

Stock issued in acquisition	-	65	1	1,274	-	1,275

Issuance of common stock in follow-on offering;
net of related expenses of $462	-	4,025	40	86,981	-	87,021

Net income, August 16, 2005 through December 31, 2005	-	-	-	-	547	547

Stock compensation	-	-	-	589	-	589

Capital contributions	-	-	-	5,515	-	5,515

Balance as of December 31, 2005	-	23,165	232	238,557	547	239,336

Stock issued in acquisition	-	73	1	1,815	-	1,816

Issuance of common stock in follow-on offering;
net of related expenses of $577	-	1,700	17	36,212	-	36,229

Net income	-	-	-	-	59,833	59,833

Stock compensation	-	-	-	2,771	-	2,771

Balance as of December 31, 2006	-	24,938	250	279,355	60,380	339,985

Stock issued in acquisition	-	1,070	10	15,114	-	15,124

Net income	-	-	-	-	37,592	37,592

Stock compensation	-	23	2	3,726	-	3,728

Balance as of December 31, 2007	$-	26,031	$262	$298,195	$97,972	$396,429

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$37,592	$59,833	$5,131
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	44,826	30,901	9,193
Bad debt expense	4,370	70	184
Non-cash compensation expense	-	-	4,000
Gain on sale of assets	(1,589)	(2,379)	-
Write off of debt issue costs	-	267	799
Stock compensation	3,728	2,771	589
Provision for deferred income taxes	17,648	21,237	5,157
Changes in current assets and liabilities, net of assets and liabilities of business acquired:
Receivables	(3,920)	(25,274)	(28,721)
Contract drilling in progress	(139)	(763)	177
Prepaid expenses	(176)	147	(445)
Other assets	(417)	232	(485)
Accounts payable	(15,831)	(2,309)	1,827
Accrued expenses	1,430	5,968	4,540
Income taxes payable	(4,915)	2,352	1,372

Net cash provided by operating activities	82,607	93,053	3,318

Cash flows from investing activities:
Restricted cash account	145	(416)	(1,515)
Business acquisitions, net of cash acquired	(2,431)	(17,046)	(135,213)
Proceeds from the sale of assets	5,084	4,761	-
Purchase of property and equipment	(82,782)	(130,498)	(53,598)

Net cash used in investing activities	(79,984)	(143,199)	(190,326)

Cash flows (used in) from financing activities:
Proceeds from borrowings ($68,000 from affiliates in 2005)	17,000	44,000	119,950
Payments of debt ($68,000 to affiliates in 2005)	(24,510)	(34,867)	(93,706)
Debt issue costs	-	(1,647)	(873)
Capital contributions	-	-	1,515
Proceeds from sale of common stock, net
of offering costs of $577 and $1,816	-	36,229	176,022

Net cash (used in) provided by financing activities	(7,510)	43,715	202,908

Net increase (decrease) in cash and cash equivalents	(4,887)	(6,431)	15,900

Beginning cash and cash equivalents	10,608	17,039	1,139

Ending cash and cash equivalents	$5,721	$10,608	$17,039

Supplmentary disclosure of cash flow information
Interest paid, net of amount capitalized	$3,250	$1,771	$1,324
Income taxes paid	10,373	14,467	-
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition	$7,867	$-	$1,775
Common stock issued for acquisition	15,124	1,816	1,275
Note assumed in acquisition	6,527	-	7,000
Notes issued for acquisition of property and equipment	4,386	3,769	-
In kind contribution by founder	-	-	4,000

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ Amounts in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

Business and Principles of Consolidation

Bronco Drilling Company, Inc. (the “Company”) provides contract land drilling and workover services to oil and natural gas exploration and production companies. The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company maintains its cash and cash equivalents in accounts and instruments that may not be federally insured beyond certain limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

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

Revenue arising from claims for amounts billed in excess of the contract price or for amounts not included in the original contract are recognized when billed less any allowance for uncollectibility. Revenue from such claims is only recognized if it is probable that the claim will result in additional revenue, the costs for the additional services have been incurred, management believes there is a legal basis for the claim and the amount can be reliably estimated. Revenue from such claims are recorded only to the extent that contract costs relating to the claim have been incurred.  Historically we have not billed any customers for amounts not included in the original contract.

Accounts Receivable

The Company records trade accounts receivable at the amount invoiced to customers. Substantially all of the Company’s accounts receivable are due from companies in the oil and gas industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts. At December 31, 2007 and 2006, our allowance for doubtful accounts was $1,834 and $400, respectively. The Company continues to accrue additional receivables related to a customer which had $3,556 of receivables past due ninety days or more at December 31, 2007. The Company recognizes interest income related to certain accounts receivable based on the amounts invoiced to customers.

Prepaid Expenses

Prepaid expenses include items such as insurance and fees. The Company routinely expenses these items in the normal course of business over the periods these expenses benefit.

Property and Equipment

    Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years.  The Company made an adjustment of $2,066 to reduce depreciation expense in the third quarter of 2007. The adjustment was due to the use of an incorrect depreciable life for certain rig components that were transferred between working rigs and the yard, which resulted in an overstatement of depreciation expense and accumulated depreciation of $1,245 during 2006 and $821 during the first quarter of 2007. The Company does not believe this adjustment was material to the 2006 or 2007 annual financial statements. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $61,604 and $57,247 as of December 31, 2007 and 2006, respectively.  Gains and losses on dispositions are included in operating revenues.  Due to immateriality, these amounts are included in contract drilling revenue.

The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the years ended December 31, 2007 and 2006, the Company capitalized $1,676 and $3,590, respectively, of interest costs incurred during the construction periods of certain drilling rigs.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based upon fair value of the asset.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares its fair value to its carrying amount, including goodwill. Fair value is estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Company is allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. No impairment of goodwill has been required during impairment evaluations. Goodwill recognized during 2007 and 2006 through acquisitions was $2,628 and $380, respectively.

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

The Company’s amortizable intangibles consist entirely of customer lists and relationships obtained through acquisitions. Customer lists and relationships are amortized over their estimated benefit period of four years. Depreciation and amortization expense includes amortization of intangibles of $919, $672, and $87 for the years ended December 31, 2007, 2006, and 2005, respectively. Total cost and accumulated amortization of intangibles at December 31, 2007 and 2006 was $3,705 and $1,678 and $2,619 and $759, respectively.

    Estimated amortization expense for each year subsequent to December 31, 2007 is as follows:

2008	$928
2009	706
2010	203
2011	182
2012	8

    Legal fees and other debt issue costs incurred in obtaining financing are amortized over the term of the debt using a method which approximates the effective interest method. Gross debt issue costs were $1,589 at December 31, 2007 and 2006, respectively. Amortization expense related to debt issue costs was $564, $508, and $53 for years ended December 31, 2007, 2006 and 2005, respectively, and is included in interest expense in the consolidated statements of operations. Accumulated amortization related to loan fees was $1,072 and $508 as of December 31, 2007 and 2006, respectively.  On January 13, 2006, the Company paid off its term note with Merrill Lynch Capital.  The Company incurred a prepayment penalty of $497 and wrote-off debt issue costs of $503, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2006.  On August 29, 2005, the Company paid off its term note with General Electric Capital Corporation. The Company incurred a prepayment penalty of $644 and wrote-off debt issue costs of $349, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2005. On November 2, 2005, the Company paid off its term note with Theta Investors, LLC, formerly Alpha Investors LLC, an entity controlled by Wexford Capital, LLC (“Wexford”), which at that time, was the Company’s equity sponsor and controlled the Company. The Company wrote-off debt issue costs of $1,075, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2005.

Restricted Cash and Deposit

At December 31, 2007 and 2006, the Company had a deposit and restricted cash of $2,745 and $2,600, respectively, at an insurance company and a bank collateralizing letters of credit with the Company’s workers’ compensation insurers.

Income Taxes

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. A statutory Federal tax rate of 35% (34% in 2005) and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rates for all periods.

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

    The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense.  As of December 31, 2007, the tax years ended December 31, 2004 through December 31, 2006 are open for examination by U.S. taxing authorities.

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

Recent Accounting Pronouncements

    In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, however, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operation and financial condition.

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

    In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

    In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

2. Acquisitions

In July 2005, the Company acquired all the membership interests in Strata Drilling, L.L.C. and Strata Property, L.L.C. (together “Strata”) and a related rig yard. Included in these acquisitions were two operating rigs, one rig that was being refurbished, related structures, equipment and components and a 16 acre yard in Oklahoma City, Oklahoma used for equipment storage and refurbishment of inventoried rigs. The aggregate purchase price was $20,000, of which $13,000 was paid in cash and $7,000 was paid in the form of promissory notes issued to the sellers. The Company funded the cash portion of the purchase price with a $13,000 loan from Theta Investors, LLC, formerly Alpha Investors LLC, an entity controlled by Wexford. The outstanding principal balance of this loan was paid in full on August 22, 2005 with proceeds from our initial public offering. This purchase was accounted for as an acquisition of a business, and the results of operations of the acquired business have been included in our statement of operations since the date of acquisition. We allocated the purchase price to property and equipment and related assets based on their relative fair values at the date of acquisition.

The $7,000 original aggregate outstanding principal balance of the promissory notes issued to the sellers was automatically reduced by the amount of any costs and expenses the Company paid in connection with the refurbishment of one of the rigs it acquired from the sellers. The Company granted the sellers a security interest in this rig to secure its obligations under the notes. The outstanding principal balance on these notes did not bear any interest other than default interest in the event of a default. In January 2006, the rig was completed to the satisfaction of the Company and title passed at such point. Upon acceptance of the rig the note was paid in full.

In September 2005, the Company acquired all the outstanding common stock of Hays Trucking, Inc. (“Hays Trucking”) for $3,000 in cash, which includes the repayment of $1,900 of debt owed by Hays Trucking, and the issuance of 65,368 shares of common stock with a fair value of $1,274 based on the closing stock price at date of acquisition. In this acquisition, the Company acquired 18 trucks used to mobilize rigs to contracted drilling locations as well as other ancillary equipment. Approximately $286 of the purchase price was allocated to customer lists and is included in intangibles on the balance sheets at December 31, 2006 and December 31, 2005.   Customer lists are being amortized over an expected life of four years.

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

In October 2005, the Company purchased 13 land drilling rigs from Thomas Drilling Company (“Thomas”). This acquisition involved nine operating rigs, two rigs being refurbished, two inventoried rigs and rig equipment and parts for a purchase price of approximately $70,737, which includes approximately $2,737 of related transaction costs.  The purchase price was partially funded through a $50,000 loan from Theta Investors LLC, an entity controlled by Wexford. This loan was repaid in full on November 3, 2005 with a portion of the proceeds from the Company’s follow-on common stock offering which closed on November 2, 2005. The purchase price has been allocated to property and equipment totaling $64,708, goodwill of $4,686 and customer lists of $1,166.  Customer lists are being amortized over an expected life of four years.  The entire amount allocated to goodwill is considered deductible for tax purposes.

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

    On January 9, 2007, the Company completed the acquisition of 31 workover rigs, 24 of which were in service at the time of the acquisition, from Eagle Well Service, Inc. (“Well Service”) and related subsidiaries for $2,567 in cash, 1,070,390 shares of our common stock with a fair market value of $15,125, and the assumption of debt of $6,527, liabilities of $678, and additional deferred income taxes of $7,188.  This acquisition provided a platform for the Company to expand into the well service industry.  The Company acquired the stock of Well Service, which was accounted for using the purchase method of accounting.  The deferred tax liability assumed in the acquisition was the main factor that resulted in the Company recording goodwill, all of which is not deductible for tax purposes.  The amortizable intangibles acquired include trade name and customer lists, which will be amortized over two and five years, respectively.  The operations related to the Well Service acquisition are included in the Company’s statement of operations as of the respective closing date.

The following table summarizes the allocation of purchase price to the Company’s significant acquisitions:

	Year Ended December 31,
	2007	2006	2005
	Well Service	Big A	Strata	Eagle	Thomas	Total

Assets acquired:
Cash	$198	$-	$-	$-	$-	$-
Prepaid expenses	227	-	-	-	-	-
Accounts receivable	1,667	-	-	-	-	-
Drilling equipment	-	16,724	11,840	33,838	64,288	109,966
Workover equipment	23,912	-	-	-	-	-
Rig under construction		-	7,000	-	-	7,000
Yard equipment		-	170	-	-	170
Other equipment	244	-	-	-	-	-
Vehicles	1,943	353	18	-	420	438
Buildings		-	729	-	-	729
Land		-	243	-	-	243
Customer lists	910	387	-	653	1,166	1,819
Trade name	190	-	-	-	-	-
Goodwill	2,794	380	-	16,037	4,686	20,723

	$32,085	$17,844	$20,000	$50,528	$70,560	$141,088

    The following pro forma information gives effect to the Strata, Eagle, Thomas and Big A acquisitions as though they were effective at the beginning of 2005 and the Well Service acquisition as though it was effective at the beginning of 2006. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects the Company’s historical data and historical data from the acquired business for the periods indicated. The pro forma data may not be indicative of the results the Company would have achieved had it completed the acquisition at the beginning of each year presented, or that it may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements. Pro forma income per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the period. Pro forma per share information is presented for the year ended December 31, 2005 on the basis of 16,259,000 and 16,306,000 weighted average shares issued basic and diluted, respectively, and 72,571 shares issued in the Big A acquisition. Pro forma per share information is presented for the year ended December 31, 2006 on the basis of 24,585,000 and 24,623,000 weighted average shares issued basic and diluted, respectively, and 1,070,000 shares issued in the Well Service acquisition. Dilutive pro forma effect is given to shares which are issuable upon the exercise of outstanding options under the Company’s employee stock option plan.

	Pro Forma
	(Unaudited)
	Year Ended December 31,
	2006	2005	2004

Total revenues	$299,964	$156,090	$47,960
Net income	$61,299	$12,193	$(6,021)
Net income per common share:
Basic	$2.39	$0.75	$(0.45)
Diluted	$2.39	$0.75	$(0.45)

3. Accrued liabilities

    Accrued liabilities consisted of the following at December 31, 2007 and 2006:

	2007	2006
Salaries, wages, payroll taxes and benefits	$4,828	$5,277
Workers' compensation liability	2,959	1,869
Sales, use and other taxes	8,122	945
Health insurance	409	404
Deferred revenue	1,720	2,978
Accrued interest	1,242	294
	$19,280	$11,767

The Company made an adjustment during the fourth quarter of 2007 to accrue for sales and use taxes in the amount of $6,237.  The adjustment was due to the Company’s non-payment of taxes upon initial acquisition of equipment.  Included in the adjustment made in the fourth quarter is an accrual of interest in the amount of $634, of which $404, $227 and $3 relate to 2007, 2006 and 2005, respectively.  The fourth quarter adjustment also includes additional depreciation expense in the amount of $1,167, of which $684, $459 and $24 relate to 2007, 2006 and 2005, respectively.  The Company does not believe this adjustment is material to either the 2007, 2006 or 2005 annual financial statements.  The Company expects to settle the liability with the respective tax authorities in April 2008.

4. Long-term Debt

    Long-term debt consists of the following:

	December 31,	December 31,
	2007	2006

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61
Interest on the notes ranges from 6.74% - 7.07%, with various due dates (1)	$5,120	$4,167

Revolving credit facility with Fortis Capital Corp., collateralized by the Company's assets, and matures on January 13, 2009. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (2)	60,000	60,000

Note payable to Ameritas Life Insurance Corp., collateralized by the building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (3)	1,521	-

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $35, various due dates. (4)	1,184	-

Note payable to John Deere Construction & Forestry Company, collaterized by forklifts, in thirty-six monthly installments of $11, due December 1, 2009 (5)	258	393

Note payable to Ford Motor Credit, collateralized by truck,
payable in principal and interest installments of $1
Interest on the note is 2.9%, due November 10, 2010. (6)	35	167

	68,118	64,727
Less current installments	1,256	636

	$66,862	$64,091

(1)
On December 7, 2005, January 4, 2006, June 12, 2006 and April 15, 2007, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The loans provide for term installments in an aggregate amount not to exceed $6,000. The proceeds of the term loans were used to purchase five cranes.

(2)
On January 13, 2006, the Company entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006.  The aggregate revolving commitment was $90,000 as of December 31, 2007.  Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement. Borrowings under this revolving credit facility were used to fund a portion of the Big A acquisition and to repay in full all outstanding borrowings under the Company’s term loan with Merrill Lynch Capital and its revolving line of credit with International Bank of Commerce.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the years ended December 31, 2007 and 2006 were $257 and $445, respectively.  The Company’s subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at December 31, 2007.  The revolving credit facility provides for mandatory prepayments under certain circumstances as more fully discussed in the revolving credit facility.

(3)
On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building.  The loan provides for term installments in an aggregate not to exceed $1,590.

(4)
On various dates during 2007, the Company entered into term loan agreements with General Motors Acceptance Corporation.  The loans provide for term installments in an aggregate not to exceed $1,277.  The proceeds of the term loans were used to purchase 30 trucks.

(5)
On November 21, 2006, the Company entered into term loan agreements with John Deere Credit.  The loans provide for term installments in an aggregate not to exceed $403.  The proceeds of the term loans were used to purchase two forklifts.

(6)
On November 9, 2007, the Company entered into a term loan agreement with Ford Credit.  The loan provides for a term installment in an aggregate not to exceed $36.  The proceeds of the term loan were used to purchase a truck.

Long-term debt maturing each year subsequent to December 31, 2007 is as follows:

2008	$1,256
2009	61,344
2010	1,192
2011	886
2012	949
2013 and thereafter	2,491
$68,118

5. Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2007, the Company had no unrecognized tax benefits.  The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense.  As of December 31, 2007, the tax years ended December 31, 2004 through December 31, 2006 are open for examination by U.S. taxing authorities.

Income tax expense consists of the following:

	Years Ended December 31,
	2007	2006	2005

Current:
State	$541	$2,456	$205
Federal	4,915	14,363	1,167
Deferred:
State	1,878	2,023	510
Federal	15,770	19,214	4,647
Income tax expense	$23,104	$38,056	$6,529

    Deferred income tax assets and liabilities are as follows:

	Years Ended December 31,
	2007	2006
Deferred tax assets:

Stock option expense	$2,609	$1,299
Alternative minimum tax credit carryforward	2,095	-
Other	775	155

Total deferred tax assets	5,479	1,454

Deferred tax liabilities:
Property and equipment, principally due
to differences in depreciation	72,767	42,901
Other	-	1,006
Total deferred tax liabilities	72,767	43,907
Net deferred tax liabilities	$67,288	$42,453

    For the year ended December 31, 2006 the Company’s effective tax rate increased approximately 1.0% from that of the prior years due to an increase in taxable income.  This change caused an increase of the deferred tax asset and deferred tax liability amounts of approximately $38 and $1,135, respectively.

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

The provision for income taxes on continuing operations differs from the amounts computed by applying the federal income tax rate of 35% (34% for 2005) to net income. The differences are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Expected tax expense (benefit)	$21,244	$34,261	$3,964
State income taxes	2,246	3,622	431
Tax basis adjustment to 35% for prior year deferred tax components	-	562	-
Conversion to a taxable corporation	-	-	4,412
(Income) loss attributable to nontaxable entity	-	-	(2,200)
Nondeductible officer compensation	98	-	-
Tax exempt interest	-	-	(78)
Domestic production activities	(83)	(467)	-
Nondeductible meals and entertainment	45	47	-
Other	(446)	31	-
	$23,104	$38,056	$6,529

 6. Workers’ Compensation and Health Insurance

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $4,835 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At December 31, 2007 and 2006, the Company had deposits of $2,745 and $2,600, respectively, with an insurance company collateralizing a letter of credit. The deposits are reflected in restricted cash and deposit. Accrued expenses at December 31, 2007 and 2006 included approximately $2,959 and $1,869, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $100 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at December 31, 2007 and 2006 included approximately $409 and $404, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

7. Transactions with Affiliates

Effective April 1, 2005, the Company entered into an administrative services agreement with its then affiliate Gulfport Energy Corporation (“Gulfport”). Under this agreement, Gulfport agreed to provide certain services to the Company, including accounting, human resources, legal and technical support services. In return for the services, the Company agreed to pay Gulfport an annual fee of approximately $414 payable in equal monthly installments during the term of this agreement. In addition, the Company leased approximately 1,200 square feet of office space from Gulfport for the Company’s headquarters for an annual rent of $21 payable in equal monthly installments. The services the Company received under the administrative services agreement and the fees for such services could be amended by mutual agreement of the parties. In January 2006, the Company reduced the level of administrative services being provided by Gulfport and increased its office space to approximately 2,500 square feet. As a result, the Company’s annual fee for administrative services was reduced to approximately $150 and its annual rental was increased to approximately $44. The administrative services agreement had a three-year term, and upon expiration of that term the agreement would continue on a month-to-month basis until cancelled by either party with at least 30 days prior written notice. The administrative services agreement was terminable (1) by the Company at any time with at least 30 days prior written notice to Gulfport and (2) by either party if the other party is in material breach of the agreement and such breach had not been cured within 30 days of receipt of written notice of such breach. The Company terminated the administrative services agreement effective April 1, 2006. The Company paid Gulfport approximately $96 and $353 in consideration for these services during 2006 and 2005, respectively.  As the agreement was terminated effective April 1, 2006, no further services were provided to the Company after that date.  At December 31, 2007 and December 31, 2006, $0 was owed to Gulfport.  Prior to entry into this administrative services agreement, we reimbursed Gulfport for its dedicated employee time, office space and general and administrative costs based upon the pro rata share of time its employees spent performing services for the Company.  Gulfport is no longer an affiliate of the Company.

The Company has five operating leases with affiliated entities.  Related rent expense was approximately $130 for the year ended December 31, 2007.

Additionally, the Company provided contract drilling services totaling $2,617, $10,025, and $2,527 to affiliated entities for the years ended December 31, 2007, 2006 and 2005. Effective March 16, 2007, these entities were no longer affiliates of the Company.  The Company had receivables from affiliates of $0 and $1,016 at December 31, 2007 and 2006, respectively.  Certain borrowings for acquisitions (see Note 2) were from affiliates.

8. Commitments and Contingencies

The Company leases twelve service locations under noncancelable operating leases that have various expirations from 2008 to 2015. Related rent expense was $790, $643, and $358 for the years ended December 31, 2007, 2006 and 2005, respectively.

Aggregate future minimum lease payments under the noncancelable operating leases for years subsequent to December 31, 2007 are as follows:

2008	$533
2009	388
2010	393
2011	320
2012	210
2013 and thereafter	522
$2,366

Various other claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

9. Business Segments and Concentrations

The Company’s reportable business segments are contract land drilling and well servicing. The Company's only reportable business segment for 2006 was contract land drilling. The contract drilling segment utilizes a fleet of land drilling rigs to provide contract drilling services to oil and natural gas exploration and production companies.  During 2007 our rigs operated in Oklahoma, Texas, Colorado, Montana, North Dakota, Kansas and Louisiana.  The well servicing segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. During 2007 our workover rigs operated in Oklahoma, Texas, Kansas, Colorado and New Mexico.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services.

    The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Contract drilling	Well servicing	Total
Year ended December 31, 2007
Operating Revenues	$276,088	$22,864	$298,952
Direct operating costs	(153,797)	(14,299)	(168,096)
Segment profits	$122,291	$8,565	$130,856
Depreciation and amortization	$40,905	$3,336	$44,241
Capital expenditures	$58,857	$23,925	$82,782
Identifiable assets	$509,814	$58,791	$568,605

    The following table reconciles the segment profits above to the operating income as reported in the consolidated statements of operations:

Year Ended
December 31, 2007
Segment profits	$130,856
General and administrative expenses	(22,690)
Depreciation and amortization	(44,241)
Operating income	$63,925

For the year ended December 31, 2007, revenue from one customer was approximately 11% of total revenue, for 2006 no one customer exceeded 10% of total revenue, and for 2005 revenue from one customer was approximately 10% of total revenue.  At December 31, 2007, six customers accounted for approximately 13%, 12%, 9%, 8%, 5%, and 5% of accounts receivable.  At December 31, 2006, four customers accounted for approximately 10%, 7%, 6%, and 6% of accounts receivable.

10. Net Income Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128 (amounts in thousands, except per share amounts) :

	Year Ended
	December 31,
	2007	2006	2005
Basic:
Net income	$37,592	$59,833	$5,131

Weighted average shares	25,996	24,585	16,259

Income per share	$1.45	$2.43	$0.32

Diluted:
Net income	$37,592	$59,833	$5,131

Weighted average shares:
Outstanding (thousands)	25,996	24,585	16,259
Restricted Stock and Options (thousands)	105	38	47
	26,101	24,623	16,306

Income per share	$1.44	$2.43	$0.31

    The weighted average number of diluted shares excludes 23,132 shares and 78,218 shares for the years ended December 31, 2007 and 2006, respectively, for options and restricted stock due to their antidilutive effects.

11. Equity Transactions

    Effective January 18, 2006, the Company issued 72,571 shares of common stock to the equity owners of Big A in connection with the Company’s acquisition of the assets of Big A.  (See Note 2)

In March 2006, the Company closed a public offering of 3,450,000 shares of our common stock at a price of $22.75 per share.  In the offering, a total of 1,700,000 shares were sold by the Company and 1,750,000 shares were sold by a selling stockholder.  The offering resulted in net proceeds to the Company of approximately $36,229, excluding offering expenses of $577.  The Company did not receive any proceeds from the sale of shares by the selling stockholder.

Effective January 9, 2007, the Company issued 1,070,390 shares of common stock to the equity owners of Well Service in connection with the Company’s acquisition of Well Service. (See Note 2)

12. Stock Options and Stock Option Plan

The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”) which is described below. The compensation cost that has been charged against income before taxes related to stock options was $1,029 and $2,658 for the years ended December 31, 2007 and December 31, 2006, respectively.  These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued upon the exercise of the options will be from authorized but unissued common stock.

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

The Company’s board of directors and a majority of the Company’s stockholders approved the Company’s 2006 Stock Incentive Plan (the “2006 Plan,” and together with the 2005 Plan, the “Plans”), effective April 20, 2006.  No further awards will be made under the 2005 Plan.  The purpose of the 2006 Plan is to provide a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of the Company’s common stock through the granting of one or more of the following awards: (1) incentive stock options, (2) nonstatutory stock options, (3) restricted awards, (4) performance awards and (5) stock appreciation rights.  The maximum aggregate amount of the Company’s common stock which may be issued upon exercise of all awards under the 2006 Plan, may not exceed 2,500,000 shares, less shares underlying options granted to employees under the 2005 Plan prior to the adoption of the 2006 Plan.  There have been no stock options exercised under the 2006 Plan.

On April 20, 2007, the Company filed a Tender Offer Statement on Schedule TO relating to the Company’s offer to twenty-five eligible directors, officers, employees and consultants to exchange certain outstanding options to purchase shares of the Company’s common stock for restricted stock awards consisting of the right to receive restricted shares of the Company’s common stock (the “Restricted Stock Awards”). The offer expired on May 21, 2007. Pursuant to the offer, the Company accepted for cancellation eligible options to purchase 729,000 shares of the Company’s common stock tendered by directors, officers, employees and consultants eligible to participate in the offer.  Subject to the terms and conditions of the offer, on May 21, 2007 the Company granted one Restricted Stock Award in exchange for every two shares of common stock underlying the eligible options tendered.  The Restricted Stock Awards will vest in equal amounts on January 1, 2008 and January 1, 2009, subject to earlier vesting or forfeiture in certain circumstances. The Company granted the Restricted Stock Awards under the 2006 Plan.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of a selected peer. The majority of the Company’s options were held by employees that made up one group with similar expected exercise behavior for valuation purposes. The expected term of options granted is estimated based on an average of the vesting period and the contractual period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Under the 2005 Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. Under the 2006 Plan, employee stock options become exercisable to the extent the options have become vested pursuant to the vesting schedule set forth in the applicable stock option award certificate, and all options generally expire ten years after the date of grant.  The Plans provide that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2006.  The Company did not grant any options during the year ended December 31, 2007.

December 31,
2006
Expected volatility	48%
Expected life in years	5.77
Weighted average risk free interest rate	4.65%

The Company has not declared dividends since it became a public company and does not anticipate doing so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted simplified method.  In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black–Scholes model. The following table provides information relating to activity in the 2005 and 2006 Plans during the years ended December 31, 2007 and 2006:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value

Options outstanding at December 31, 2005	574,500	$18.08
Granted	445,500	23.37
Exercised	-
Forfeited/expired	(188,333)	20.38

Options outstanding at December 31, 2006	831,667	$20.39	8.91	$(2,632)
Granted	-	-
Exercised	-	-
Converted	(769,000)	20.14
Forfeited/expired	(42,667)	22.23

Options outstanding at December 31, 2007	20,000	$26.14	8.30	$(227)

Options fully vested and exercisable at December 31, 2007	10,681	$26.14	8.30	$(124)

		Weighted Average	Aggregate
		Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Options nonvested at December 31, 2005	511,446	$10.05	$5,140
Granted	445,500	11.93	5,313
Vested	(255,520)	10.90	(2,785)
Forfeited/expired	(188,333)	10.45	(1,968)

Options nonvested at December 31, 2006	513,093	$11.11	$5,700
Granted	-	-	-
Vested	(97,397)	11.19	(985)
Converted	(382,423)	11.02	(4,321)
Forfeited/expired	(23,954)	11.40	(273)

Options nonvested at December 31, 2007	9,319	$13.34	$121

As of December 31, 2007, there was $121 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 1.0 year.

13. Restricted Stock

Under the terms of all outstanding restricted stock awards, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the years ended December 31, 2007 and 2006 related to shares of restricted stock was $2,699 and $113, respectively.  Restricted stock activity for the years ended December 31, 2007 and 2006 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	-	-
Granted	66,667	$20.25
Vested	-	-
Forfeited/expired	-	-

Outstanding at December 31, 2006	66,667	20.25
Granted	125,000	15.47
Converted	384,500	16.58
Vested	(22,222)	20.25
Forfeited/expired	(500)	16.69

Outstanding at December 31, 2007	553,445	$16.64

There was $6,211 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.36 years as of December 31, 2007.

14. Fair Value of Financial Instruments

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

15. Employee Benefit Plans

The Company implemented a new 401(k) retirement plan for its eligible employees during 2006. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation.  Employee and employer contributions vest immediately.  The Company’s contributions for the years ended December 31, 2007 and 2006 were $1,030, and $698, respectively.

16. Quarterly Results of Operations (unaudited)

The following table summarizes quarterly financial data for our years ended December 31, 2007 and 2006;

Bronco Drilling Company Inc.
Quarterly Results
Year Ended December 31, 2007
(Amounts in thousands except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (1)	Quarter (2)
2007
Revenues	$78,981	$74,720	$76,286	$68,965
Income from operations	19,643	14,633	18,648	11,001
Income tax expense	7,101	5,428	7,009	3,566
Net income	11,386	8,714	11,068	6,424
Income per share:
Basic	0.44	0.33	0.43	0.25
Diluted	0.44	0.33	0.42	0.25

2006
Revenues	$56,387	$67,151	$79,814	$82,476
Income from operations	19,252	23,598	28,403	28,924
Income tax expense	6,915	8,747	10,527	11,867
Net income	11,347	14,729	17,405	16,352
Income per share:
Basic	0.48	0.59	0.70	0.66
Diluted	0.48	0.59	0.70	0.66

(1) The Company made an adjustment of $2,066 to reduce depreciation expense in the third quarter of 2007. The adjustment was due to the use of an incorrect depreciable life for certain rig components that were transferred between working rigs and the yard, which resulted in an overstatement of depreciation expense and accumulated depreciation of $1,245 during 2006 and $821 during the first quarter of 2007.

(2) The Company made an adjustment during the fourth quarter of 2007 to accrue for sales and use tax in the amount of $6,237. The adjustment was due to the Company's non-payment of taxes upon initial acquistion of equipment. Included in the adjustment made in the fourth quarter is an accrual for interest in the amount of $634, of which $404, $227 and $3 relate to 2007, 2006 and 2005, respectively. The fourth quarter adjustment also includes additional depreciation expense in the amount of $1,167, of which $684, $459, and $24 relate to 2007, 2006 and 2005, respectively.

17. Valuation and Qualifying Accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Valuation and Qualifying Accounts
	Balance	Charged
	at	to Costs	Deductions	Balance
	Beginning	and	from	at
	of Year	Expenses	Accounts	Year End

Year ended December 31, 2005
Allowance for doubtful receivables	$146	$184	$-	$330

Year ended December 31, 2006
Allowance for doubtful receivables	$330	$70	$-	$400

Year ended December 31, 2007
Allowance for doubtful receivables	$400	$4,370	$(2,936)	$1,834

18. Subsequent Events (Unaudited)

On January 4, 2008, Bronco MENA Investments LLC, one of the Company’s wholly-owned subsidiaries closed a transaction with Challenger Limited, which the Company refers to as Challenger, a company organized under the laws of the Isle of Man, and certain of its affiliates to acquire a 25% equity interest in Challenger in exchange for six drilling rigs and $5.0 million in cash.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with principal operations in Libya.  In a separate transaction the Company sold to Challenger four drilling rigs and ancillary equipment for $12.0 million, payable in installments. The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.

On January 24, 2008, the Company announced that we had entered into an agreement and plan of merger, dated January 23, 2008 with Allis-Chalmers, Bronco and Elway Merger Sub, providing for the acquisition of Bronco by Allis-Chalmers.

Under the terms of the merger agreement, which was approved by the respective boards of directors of each of the Company, Allis-Chalmers and Merger Sub, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Allis-Chalmers.  The merger agreement provides that, at the effective time of the merger, Bronco stockholders will receive merger consideration with an aggregate value of approximately $437.8 million, comprised of (a) an aggregate of $280.0 million in cash and (b) shares of Allis-Chalmers common stock having an aggregate value of approximately $157.8 million. The number of shares issued as merger consideration will be based on the average closing price of Allis-Chalmers common stock for a ten trading day period ending two days prior to the closing.  Allis Chalmers will also assume all of the outstanding debt of Bronco, which totaled $68.1 million at December 31, 2007. The affirmative vote of a majority of the votes cast on this matter is required to consummate the merger.

Three of the Company’s stockholders have separately filed complaints seeking class action status relating to the merger.  Two actions were filed in the District Court of Oklahoma County in the State of Oklahoma on January 29, 2008 and February 28, 2008, respectively.  The defendants named in the first Oklahoma complaint are Bronco, the Bronco board of directors, Allis-Chalmers and Merger Sub while the defendants named in the second Oklahoma complaint are Bronco, the Bronco board of directors and Allis-Chalmers.  The third action was filed in the Court of Chancery in the State of Delaware on January 29, 2008.  The defendants named in the Delaware complaint are Bronco, the Bronco board of directors and Allis-Chalmers.  The plaintiff in the first Oklahoma complaint has filed a motion for expedited discovery.  The complaints generally allege that the merger consideration is inadequate and that the Bronco board of directors has breached its fiduciary duties.  The second Oklahoma complaint also alleges that the joint proxy statement/prospectus included as part of Allis-Chalmers’ registration statement on Form S-4 filed with the SEC on February 20, 2008 contains materially incomplete and misleading information. The actions generally seek to enjoin the merger, cause the Bronco board of directors to undertake an auction for Bronco or otherwise take action to maximize stockholder value, award monetary damages to the stockholders of Bronco and, in the case of the two Oklahoma complaints, rescind the transaction (to the extent that it is consummated).  The claims against Allis-Chalmers seek monetary damages.  Answers to the complaints are not yet due, although a motion to dismiss the first Oklahoma proceeding has been filed by Bronco.  Bronco intends to vigorously defend these actions.  As of this time, no order has been issued in either proceeding that would preclude the consummation of the merger.  Each of Allis-Chalmers and Bronco has the right to terminate the merger agreement in the event a court enjoins the consummation of the merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bronco Drilling Company, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRONCO DRILLING COMPANY, INC.

Date: March 17, 2008	By:	/S/ D. FRANK HARRISON
D. Frank Harrison Chief Executive Officer

Power of Attorney

Each of the persons whose signature appears below hereby constitutes and appoints D. Frank Harrison, Zachary M. Graves and Mark Dubberstein, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person’s name, place and stead, in any and all capacities, to sign the Form 10-K filed herewith and any and all amendments to said Form 10-K, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bronco Drilling Company, Inc. and in the capacities and on the dates indicated.

Name	Title	Date

/S/ D. FRANK HARRISON D. Frank Harrison	Chief Executive, President and Director (Principal Executive Officer)	March 17, 2008

/S/ ZACHARY M. GRAVES Zachary M. Graves	Chief Financial Officer (Principal Accounting and Financial Officer)	March 17, 2008

/S/ MIKE LIDDELL Mike Liddell	Director	March 17, 2008

/S/ DAVID L. HOUSTON David L. Houston	Director	March 17, 2008

/S/ GARY HILL Gary Hill	Director	March 17, 2008

/S/ WILLIAM R. SNIPES William R. Snipes	Director	March 17, 2008