Form 10-K/A
Bronco Drilling Company, Inc.
filed 2008-04-29
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51471

Bronco Drilling Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2902156
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16217 North May Avenue Edmond, Oklahoma	73013
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

(405) 242-4444
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 Par Value per Share	The Nasdaq Stock Market LLC
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

As of  April 28, 2008, 26,269,961 shares of common stock were outstanding.

Documents Incorporated By Reference

None

BRONCO DRILLING COMPANY, INC.

TABLE OF CONTENTS

Item No.		Form 10-K Report Page

EXPLANATORY	NOTE	3

PART III

10.	Directors and Executive Officers and Corporate Governance	3
11.	Executive Compensation	4
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
13.	Certain Relationships and Related Transactions, and Director Independence	11
14.	Principal Accounting Fees and Services	12

PART IV

15.	Exhibits and Financial Statement Schedules	13

EXPLANATORY NOTE

Bronco Drilling Company, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 17, 2008, for the purpose of including the information required by Part III of Form 10-K.  In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the year ended December 31, 2007.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

Directors

The following table sets forth the name, age and position of each of our directors elected by our stockholders.

Name	Age	Position
D. Frank Harrison	60	Chairman and Chief Executive Officer
Dr. Gary C. Hill (1)(3)	59	Director
David L. Houston (1)(2)(3)	55	Director
Mike Liddell	54	Director
William R. Snipes (1)(2)(3)	55	Director

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and corporate governance committee

        D. Frank Harrison has served as the Chairman of our Board of Directors since August 2007, and Chief Executive Officer and a director of our company since May 2005. Mr. Harrison served as President of Harding & Shelton, Inc., a privately held oil and natural gas exploration, drilling and development firm, from 1999 to 2002. From 2002 to 2005, Mr. Harrison served as an agent for the purchase and sale of oil and gas properties for entities controlled by Wexford Capital LLC. He graduated from Oklahoma State University with a Bachelor of Science degree in Sociology.

        Dr. Gary C. Hill has served as a director of our company since August 2006. Dr. Hill has served as the Chief of Surgery Service and Chief of Staff at Edmond Medical Center. He also has served as the President of the Edmond Medical Center Hospital Board. Dr. Hill served as the Chief of Surgery Service and Chief of Staff at St. Joseph’s Regional Hospital in Ponca City, Oklahoma. Dr. Hill is a graduate of Oklahoma State University, where he received his Bachelor of Arts in Humanities, and the University of Oklahoma Health Sciences Center. He served both his Surgery Internship and Residency in Otolaryngology, Head and Neck Surgery at the University of Texas Health Science Center, Parkland Hospital in Dallas before performing his Plastic and Reconstructive Surgery Residency at the University of Kansas Health Sciences Center in Kansas City. Dr. Hill is a native of Altus, Oklahoma.

        David L. Houston has served as a director of our company since May 2005. Since 1991, Mr. Houston has been the principal financial advisor of Houston Financial, a firm that offers life and disability insurance, compensation and benefits plans and estate planning. He currently serves on the board of directors of Gulfport Energy Corporation and the board of directors of Deaconess Hospital, located in Oklahoma City, Oklahoma. Mr. Houston is the former chair of the Oklahoma State Ethics Commission and the Oklahoma League of Savings Institutions. Prior to 1991, Mr. Houston was President and Chief Executive Officer of Equity Bank for Savings, F.A., an Oklahoma-based savings bank. He received a Bachelor of Science degree in Business from Oklahoma State University and a graduate degree in Banking from Louisiana State University.

       Mike Liddell has served as a director of our company since May 2005, and as the Chairman of our Board of Directors from May 2005 to July 2007. Mr. Liddell has served as a director of Gulfport Energy Corporation, a publicly held oil and natural gas corporation, since July 1997 and as its Chairman of the Board since July 1998, and served as its Chief Executive Officer from April 1998 to December 2005, and as its President from July 2000 to December 2005. Mr. Liddell served as Chief Executive Officer of DLB Oil & Gas, Inc., a publicly held oil and natural gas company, from October 1994 to April 1998, and as a director of DLB Oil & Gas from 1991 through April 1998. From 1991 to 1994, Mr. Liddell was President of DLB Oil & Gas. From 1979 to 1991, he was President and Chief Executive Officer of DLB Energy. Mr. Liddell received a Bachelor of Science degree in Education from Oklahoma State University.

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

Executive Officers

      The following table sets forth certain information with respect to our executive officers, other than Mr. Harrison, whose information is set forth above under the caption “Directors.”

Name	Age	Position
Mark Dubberstein	54	President
Zachary M. Graves	32	Chief Financial Officer, Secretary and Treasurer
Larry L. Bartlett	53	Senior Vice President of Rig Operations
Steven R. Starke	30	Chief Accounting Officer

Mark Dubberstein has served as President of our company since June 2007.  He served as our General Counsel from January 2006 to June 2007.  Prior to joining our company, Mr. Dubberstein was in private legal practice for twenty-five years, most recently as the senior member of Dubberstein, Heinen & Morris PC in Oklahoma City.  His previous experience includes serving as Mid-Continent Counsel at Sohio Petroleum Company in Dallas.  He received a Juris Doctorate from the University of Oklahoma College of Law and a Bachelor of Arts degree in English from Oklahoma State University.

Zachary M. Graves has served as our Chief Financial Officer, Secretary and Treasurer since April 2005. He served previously as our Controller and the Controller of Gulfport Energy Corporation from April 2003 to March 2005. Prior to joining our company, Mr. Graves served as an accountant with KPMG LLP from 2000 to 2003. He received a Bachelor of Business Administration degree in Accounting from the University of Oklahoma and is a licensed Certified Public Accountant.

Larry L. Bartlett has served as our Senior Vice President of Rig Operations since August 2006. Prior to his employment at Bronco, Mr. Bartlett provided thirty years of service to Thomas Drilling where, for the last ten years, he served as President. Mr. Bartlett is a member of both the Oklahoma Independent Petroleum Association and the International Association of Drilling Contractors. He graduated from Cameron University in 1976 with a Bachelors Degree in Business.

Steven R. Starke has served as our Chief Accounting Officer since June 2007.  Mr. Starke served previously as our Controller from May 2005 to June 2007.  Prior to joining our Company, Mr. Starke served as an accountant with Grant Thornton LLP in Oklahoma City from January 2000 to May 2005. He received a Bachelor of Business Administration degree in Accounting and Management Information Systems from the University of Oklahoma and is a licensed Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC.  Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms so filed.  Based solely on our review of such forms received, we believe that, during the last fiscal year, all filing requirements under 16(a) applicable to our officers, directors and 10% stockholders were timely met.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is designed to help directors and employees resolve ethical issues and to help us conduct our business in accordance with all applicable laws, rules and regulations and with the highest ethical standards. Our Code of Business Conduct and Ethics applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and all other executive officers. We also expect that any consultants we retain to abide by our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics sets forth our policies with respect to public disclosure of Company conflicts of interest, corporate opportunities, fair dealing, confidentiality, equal employment opportunity and harassment, protection and proper use of our assets and employee complaint procedures. Our Code of Business Conduct and Ethics is posted on our website at www.broncodrill.com under the “Corporate Governance” caption. Any amendments to, or a waiver from, a provision of our Code of Business Conduct and Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) and is required to be disclosed by the relevant rules and regulations of the SEC will be posted on our website.

Stockholder Nominations for Director Nominees

   No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors since we described the procedures in our Proxy Statement for our Annual Meeting of Stockholders held on June 1, 2007.  Our nominating and corporate governance committee will propose the slate of directors to be put up for election at our annual meeting of stockholders.

Audit Committee

We currently maintain an audit committee.  The audit committee of our board of directors is composed of Messrs. Snipes (chair), Hill and Houston. Our board of directors has determined that each current member of the audit committee is independent for purposes of serving on such committee under NASDAQ listing standards and applicable federal law. Our board of directors has also determined that each current member of the audit committee is financially literate under NASDAQ listing standards and that Messrs. Houston and Snipes each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as well as NASDAQ listing standards and SEC rules and regulations.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program

The compensation committee of our board of directors, which we refer to as the Committee, was established by our board of directors effective as of March 25, 2007. Until that date, we relied on the “controlled company” exemption from the requirement to have a compensation committee and the applicable transition rules, in each case as provided by NASDAQ listing standards.

The Committee is composed entirely of independent directors and has the responsibility for establishing, implementing and monitoring our compensation programs.  The Committee annually reviews and recommends to our board of directors the compensation and benefits for our executive officers, administers our equity incentive plans, and assists with the establishment of general policies relating to compensation and benefits for all our employees.  The Committee ensures that the total compensation paid to our officers is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to our executive officers are similar to those provided to our other officers and employees.  We do not have compensation plans that are solely for executive officers.  Prior to the formation of the Committee, all compensation programs, including those for our named executive officers, were administered by our board of directors and all functions of the Committee described below were performed by our board of directors.

Compensation Philosophy and Objectives

The objectives of our compensation programs are to attract and retain key executives, align the interests of our executives with those of our stockholders and motivate and reward individual performance and contributions.  The key elements of our compensation program are salary, annual bonus and long-term incentive compensation. We use these elements to meet our compensation objectives as follows:

•
Attract and retain key executives. We believe that to attract and retain talented executives, we must offer compensation that is competitive. We also believe that our executive officers are critical to the long-term success of our company. To facilitate their retention, we entered into employment agreements with Messrs. Harrison, Dubberstein and Graves during 2006, and Messrs. Bartlett and Starke during 2007, on terms that we believe are competitive. In setting the salary and bonus for each of these individuals pursuant to such employment agreements, our board of directors believed that the combined value of base salary and bonus was competitive with that paid to similarly situated executives.

•
Align the interests of our executives with those of our stockholders. In 2007, the Company used restricted stock awards to provide long-term incentive compensation and to align the financial interests of our executives with those of our stockholders. For a discussion of the Company’s long-term incentive policy, equity awards and the offer to exchange outstanding options for restricted stock awards, see “Long Term Incentive Compensation” below.

•
Restricted stock generally vests in equal installments over a two- or three-year period from the date of grant. Restricted stock awards thereby ensure that our executives have a continuing stake in the long-term success of our company as the value of the award will depend on the stock price at the time of vesting.

•
Motivate and reward individual performance and contributions. The Company’s evaluation of the individual performance of each executive officer affects most aspects of the executive’s compensation. Individual performance and level of responsibility are considered in determining an executive’s annual salary, and are important factors in deciding discretionary bonuses and equity awards.

Compensation Benchmarking

To ensure our compensation is competitive, the Committee considers the competitive market for talent and compensation levels provided by comparable companies and seeks to minimize significant differences that could negatively impact our ability to attract and retain exceptional executive officers. In December 2007, the Committee, with the assistance of an external compensation consultant, Equilar, Inc., reviewed the compensation practices at peer companies with which we compete for business and/or talent.  Equilar, Inc. was retained to provide a competitive market pay analysis, which included total compensation measurement services, proxy data studies, board of directors pay studies and market trends. The Committee chose the companies listed below to serve as the peer group for its review because those companies, in the Committee’s opinion, consisted of direct competitors, similar sized companies within the energy industry, and Oklahoma-based energy companies with which we compete for talent.

•	Basic Energy Services Inc.

•	Chesapeake Energy Corporation

•	Complete Production Services Inc.

•	Devon Energy Corporation

•	Grey Wolf, Inc.

•	Helmerich & Payne, Inc.

•	Key Energy Services, Inc.

•	Patterson-UTI Energy, Inc.

•	Pioneer Drilling Company

•	SandRidge Energy, Inc.

    After completing its review and taking into consideration salary increases for certain named executive officers described under “Base Salary” below, the Committee determined that 2007 compensation for our executive officers was appropriate and competitive with similarly situated companies, and, therefore, decided to make no changes to our compensation structure or policies.   The Committee plans to retain Equilar, Inc. or another compensation consultant during 2008 to provide further analysis of our compensation structure and philosophy.

Role of Executive Officers

In 2007, our board of directors, and then, upon its formation, the Committee, made all compensation decisions for our Chief Executive Officer and, after receiving input from the Chief Executive Officer, all other named executive officers of the Company. Our board of directors and the Committee reviewed the performance of our Chief Executive Officer, and following such review, determined to maintain the compensation of our Chief Executive Officer pursuant to his employment agreement, which is described in more detail below.  The board of directors and the Committee, together with our Chief Executive Officer, reviewed the performance of our other named executive officers, and our Chief Executive Officer made compensation recommendations to the board of directors and the Committee with respect to our other named executive officers. No other executive officers were present at the time of such discussions. The board and the Committee considered such recommendations when making its final compensation decision for all named executive officers other than our Chief Executive Officer.

Base Salary

Prior to the establishment of the Committee, our board of directors annually reviewed the base salaries of our named executive officers.  Since its establishment, the Committee has reviewed the base salaries of our named executive officers and, with respect to future salary determinations, will be reviewed by the Committee on an annual basis. Our board of directors, and then, upon its formation the Committee, considered various factors, including with regard to the position of the named executive officer, the compensation of executive officers of companies within the peer group described above, the performance of such executive officer, increases in responsibilities and recommendations of our Chief Executive Officer with respect to base salaries of other named executive officers.

Each of our named executive officer’s annual base salary is set forth in his respective employment agreement discussed in more detail below.  The annual base salary may be increased, but not decreased, at the discretion of the board of directors or the Committee. Based on the considerations described above, in August 2006, our board of directors established the annual base salary for Mr. Harrison at $450,000.  The Committee decided to maintain such base salary for Mr. Harrison in 2007.  Based on the considerations described above, Mr. Dubberstein’s annual base salary was increased to $325,000 in April 2007, Mr. Graves’ annual base salary was increased to $325,000 in July 2007 and Mr. Bartlett’s annual base salary was increased to $225,000 in August 2007.  See “Summary Compensation Table” below.  The terms of each executive’s employment agreement are discussed in more detail under the heading “Employment Agreements” below.

Bonus

Under the terms of his employment agreement, our Chief Executive Officer is eligible to receive an annual bonus in an amount not less than 66.7% of his annual base salary. Our board of directors determined to pay such bonus to our Chief Executive Officer, so that the aggregate cash component of his compensation, consisting of his base salary and bonus, will be comparable to similarly situated executives of our competitors. In 2007, our other named executive officers were eligible to receive an annual bonus if recommended by the Chief Executive Officer and approved by the Committee in its discretion. Our Chief Executive Officer, President, Chief Financial Officer, Senior Vice President of Rig Operations and Chief Accounting Officer received bonuses of $300,000, $100,000, $100,000, $25,000 and $20,000, respectively. These bonuses were based on various factors, including our profitability, growth, market share and safety record achieved in 2007. Further details regarding 2007 bonuses for our Chief Executive Officer and other named executive officers are set forth under the heading “Summary Compensation Table” below.

Long-Term Incentive Compensation

2007 Awards.  In February 2007, the board approved restricted stock awards of 25,000 shares to each of our President, Chief Financial Officer and Senior Vice President of Rig Operations, and 5,000 shares to our Chief Accounting Officer, under our 2006 Stock Incentive Plan described in more detail below. One-third of these shares of restricted stock vested on January 1, 2008, and the remaining shares vest in two equal annual installments on January 1, 2009 and 2010, subject to earlier vesting or forfeiture in certain circumstances. These awards were made in the discretion of our board of directors to help incentivize these executive officers.  In May 2007, pursuant to our offer to exchange options for restricted stock as described in detail below, we issued shares of our restricted stock to our Chief Executive Officer, President, Chief Financial Officer, Senior Vice President of Rig Operations and Chief Accounting Officer under our 2006 Stock Incentive Plan.  One-half of these shares of restricted stock vested on January 1, 2008, and the remaining shares vest on January 1, 2009, subject to earlier vesting or forfeiture in certain circumstances.

2008 Awards.  In January 2008, the Committee approved restricted stock awards of 50,000 shares to our Chief Executive Officer, 33,333 shares to our President, 48,333 shares to our Chief Financial Officer, 28,333 shares to our Senior Vice President of Rig Operations, 10,042 shares to our Chief Accounting Officer and 5,000 shares to each of Messrs. Hill, Snipes and Houston under our 2006 Stock Incentive Plan described in more detail below.  These shares of restricted stock vest in two equal annual installments beginning on February 25, 2009, subject to earlier vesting or forfeiture in certain circumstances.  These awards were made in the discretion of the Committee to help incentivize these directors and executive officers by maintaining a comparable amount of unvested shares of restricted stock as they had prior to recent vestings.

Long-Term Incentive Policy. Although in the past we awarded both options and restricted stock as part of our long-term incentive compensation program, our board of directors and the Committee believe that restricted stock awards are an essential component of our compensation strategy, and we intend to continue offering such awards in the future. Further, we anticipate that any equity awards granted to our directors and executive officers during the remainder of 2008 will be in the form of restricted stock. The Committee may also determine to issue other forms of stock-based awards to our named executive officers or other eligible participants under our 2006 Stock Incentive Plan or other equity incentive plans in effect at that time. Our current equity incentive plans are described below under the headings “2006 Stock Incentive Plan” and “2005 Stock Incentive Plan.”

Offer to Exchange Options for Restricted Stock Awards. As a company, we are committed to director, employee and consultant ownership of our capital stock because it helps us attract and retain highly qualified directors, employees and consultants. In light of the foregoing, our board of directors authorized, and on April 20, 2007, we commenced, an offer, which we refer to as the Exchange Offer, to exchange options granted on or after August 16, 2005 to purchase shares of our common stock that were outstanding under our 2005 Stock Incentive Plan and our 2006 Stock Incentive Plan and held by certain of our directors, employees, including our named executive officers, and consultants for restricted stock awards consisting of the right to receive restricted common stock upon the terms and subject to the conditions of the Exchange Offer and the related letter to eligible holders. The purpose of the Exchange Offer was to provide an incentive to eligible holders, including our directors and named executive officers, for their continued efforts and dedication. Although we were not required to make the Exchange Offer, we believed that eligible holders’ options no longer provided the incentives originally intended. Many of such holders had stock options with exercise prices significantly above our then, current and recent trading prices. This exchange program was offered on a voluntary basis to allow eligible holders, including our directors and named executive officers, to choose whether to keep their eligible options at their current exercise prices, or to exchange those options for restricted stock awards.

Under the terms of the Exchange Offer, one restricted stock award was granted for every two shares of common stock underlying the eligible options that were accepted for exchange and cancelled. Each restricted stock award granted gave the holder thereof the right to receive one share of restricted common stock, subject to certain vesting requirements. Until the restricted stock awards have vested, they remain subject to restrictions on transfer and to forfeiture if the employment or service, as may be applicable, terminates.

One-half of the restricted shares of our common stock underlying the restricted stock awards granted pursuant to the Exchange Offer vested on January 1, 2008, and the remaining shares vest on January 1, 2009, subject to earlier vesting or forfeiture in certain circumstances. Vesting will only occur, however, if the eligible holder remains a director, employee or consultant of ours or one of our affiliates through the respective vesting dates. Even though certain of the eligible options subject to the Exchange Offer were partially-vested or fully-vested, the restricted stock awards received in the Exchange Offer were not immediately vested and were subject to the new vesting periods.

If there is a change of control of the Company as defined in our 2006 Stock Incentive Plan, the vesting for any restricted shares granted in the Exchange Offer that have not yet vested will be accelerated to immediately prior to the date of the change of control, provided the eligible holder has remained a director, employee or consultant of ours or one of our affiliates through the date of such change of control.

All eligible holders elected to participate in the Exchange Offer and the Exchange Offer was consummated on May 21, 2007.  Pursuant to the exchange offer, we accepted for cancellation eligible options to purchase 729,000 shares of our common stock tendered by directors, employees and consultants eligible to participate in the Exchange Offer. Subject to the terms and conditions of the Exchange Offer, we granted one restricted stock award in exchange for every two shares of common stock underlying the eligible options tendered by eligible directors, employees and consultants in the Exchange Offer.

Perquisites and Other Personal

Our company provides our named executive officers with a limited number of perquisites or other personal benefits, primarily consisting of company vehicles and club memberships, that we believe help provide a competitive package of compensation and benefits. The value of these benefits is disclosed in the 2007 Summary Compensation Table.

Broad-Based Employee Benefits

401(k) Plan. We have a defined contribution retirement plan in which certain of our named executive officers currently participate. The retirement plan is a tax qualified 401(k) plan that covers all U.S. employees including the named executive officers. Under the plan, we match 100% of employees’ contributions up to 5% of eligible compensation, up to a maximum in 2007 of $15,000, or $20,000 if age 50 or over. Employee and employer contributions vest immediately.

Our named executive officers are eligible to participate in all of our other employee benefit plans which include medical, dental, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as all other employees.

Employment Agreements

We believe that employment agreements are critical to the attraction and retention of our key executive officers; therefore, the Company is a party to employment agreements with each of its executive officers. Employment agreements with D. Frank Harrison, our Chairman of the Board and Chief Executive Officer, Mark Dubberstein, our President, and Zachary M. Graves, our Chief Financial Officer, were each entered into effective as of August 8, 2006, as amended effective as of August 2, 2007.  An employment agreement was entered into with Larry L. Bartlett, our Senior Vice President of Rig Operations, effective as of August 2, 2007, and with Steven Starke, our Chief Accounting Officer, effective as of August 3, 2007.  As used in this section, all references to an individual’s employment agreement will describe the agreement as amended, if applicable. Each employment agreement has a three-year term, subject to automatic extensions for one additional year so that the remaining term will be not less than two nor more than three years.  Annual base salaries are currently $450,000 per year for Mr. Harrison, $325,000 per year for Mr. Dubberstein, $325,000 per year for Mr. Graves, $225,000 per year for Mr. Bartlett and $125,000 per year for Mr. Starke. In each case, the base salary is subject to review by the Committee at least annually.  Mr. Harrison is eligible to receive an annual bonus in an amount not less than 66.7% of his annual base salary and Messrs. Dubberstein, Graves, Bartlett and Starke are eligible to receive an annual bonus as established by the board of directors or the Committee.  If we terminate an employment agreement without cause, the executive officer is entitled to severance pay in an amount equal to: (1) the base salary earned and unpaid through the date of such termination plus the executive officer’s base salary for the remainder of the term of his agreement; provided, however, that such amount may not be less than twice the base salary in effect on the date of the termination, plus (2) the greater of any target bonus for the year of termination or the average of the two immediately preceding years’ annual incentive bonuses; plus (3) any vacation pay accrued through the date of the termination. In addition, for a period of the greater of 24 months after such termination or the remainder of the term of the executive officer’s agreement, the Company will continue to provide the executive officer (and his family, as applicable) with medical, dental and life insurance and other similar benefits.

We believe that the executive’s performance generally may be hampered by distraction, uncertainty and other activities in the event of an actual or threatened change of control event. To reduce such adverse effects and encourage fair treatment of our executive officers in connection with any such change of control event, the above-referenced employment agreements include change of control protections. If within two years following a change of control the Company terminates the employment of any such executive officer with or without cause or such executive officer resigns with or without cause or good reason, such executive officer would be entitled to a severance payment, payable in a lump sum in cash following such executive officer’s termination, in an amount equal to three times the sum of (1) his highest paid annual base salary, plus (2) the bonus calculated as discussed below, plus any applicable gross-up payment.  We believe that the double trigger requiring both (1) the termination with or without cause or resignation with or without cause or good reason and (2) a change of control event is appropriate to provide fair treatment of these named executive officers without creating a windfall.

For Messrs. Harrison, Dubberstein and Graves, the bonus paid upon qualifying termination in the event of a change of control will be calculated based on the average of the last three years’ annual bonuses or such lesser number of years as such executive may have been employed. For Messrs. Bartlett and Starke, the bonus payable to each such executive upon qualifying termination in the event of a change of control will be the greater of any target bonus for the year of termination or the highest bonus paid to such executive officer during his employment with the Company.

The employment agreements also provide that in the event of a termination of the executive officer’s employment (1) by the Company without cause, (2) by the executive officer for good reason or (3) in connection with a change of control, (a) all units, stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock held by such executive officer immediately prior to such termination will immediately become 100% vested and (b) the executive officer’s right to exercise any previously unexercised options will not terminate until the latest date on which such option would expire but for the executive officer’s termination of employment.

As defined in the employment agreements, “change of control” occurs in the event any individual, entity or group acquires beneficial ownership of 40% or more of either (a) the then outstanding shares of Company common stock or (b) the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors, provided that any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company will not constitute a “change of control.” In addition, a change of control occurs when the individuals who, as of the date of these employment agreements, constitute the Company’s board of directors (the “incumbent board”) cease for any reason to constitute at least a majority of the board of directors. Any individual becoming a director subsequent to the date of these employment agreements whose election, or nomination for election by our stockholders, is approved by a vote of at least a majority of the directors then comprising the incumbent board will be considered a member of the incumbent board as of the date thereof, but any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the incumbent board will not be deemed a member of the incumbent board as of the date of these employment agreements. In addition, a change of control will occur upon the consummation of certain specified business combinations and upon the approval by our stockholders of a complete liquidation or dissolution of the Company.

The employment agreements also provide that in the event of termination upon the disability of the executive officer, the Company will pay him his base salary in effect on the date of termination through the remaining term of the employment agreement, but in any event through the expiration date. The payment of such amounts will be made during the remaining term of the employment agreements in installments consistent with the Company’s normal payroll practices; provided, however, that if the named executive officer is a “specified employee” as defined in regulations under Section 409A of the Internal Revenue Code, such payments will commence on the first payroll payment date that is more than six months following the termination date and the first payment will include any amounts that would have otherwise been payable during the six-months period. Notwithstanding the foregoing, the amounts payable to the executive officer in the event of termination upon disability will be reduced by any benefits payable under any of the Company’s disability plans to such executive officer. If the executive officer dies during the term of his employment agreement, his employment will be terminated on such date and his estate will be entitled to receive his base salary for a period of twelve months after the effective date of such termination any other benefits accrued through the effective date of such termination.

 In addition, in the event it is determined that any payment or distribution by the Company or its subsidiaries or affiliates to or for the benefit of the executive officer (whether paid or payable or distributed or distributable pursuant to the terms of his employment agreement or otherwise) is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties related to such excise tax, the executive officer will be entitled to receive an additional gross-up payment from the Company. The gross-up payment will be equal to the amount such that after payment by the executive officer of all taxes (including the excise tax, income taxes, interest and penalties imposed with respect to such taxes) on the gross-up payment, the executive officer will retain an amount of the gross-up payment equal to the excise tax imposed on the payment or distribution to or for the benefit of such executive officer.

The agreements also provide that each executive officer may not, during the term of his employment with the Company and for a period extending one year from the date of the termination of his employment with the Company, disclose any confidential information regarding the Company or use any such confidential information for any purpose other than the performance of his employment with the Company. Each executive officer is also prohibited, during the term of his employment with the Company and for a period of six months following the termination of his employment with the Company for any reason other than without cause or in connection with a change of control, from soliciting, inducing, enticing or attempting to entice any employee, contractor, customer, vendor or subcontractor to terminate or breach any relationship with the Company or any of its subsidiaries or affiliates.

Under the terms of the merger agreement, dated as of January 23, 2008, among us, Allis-Chalmers Energy Inc. and Elway Merger Sub, Inc., a wholly owned subsidiary of Allis-Chalmers Energy Inc., which agreement provides for the merger of Elway Merger Sub, Inc. with and into Bronco, the employment agreements with our named executive officers are required to be amended to provide that each such executive officer would continue to have an obligation not to compete with the Company for a period of one year following the effective time of the merger.

Further details regarding potential payments to these named executive officers upon termination or following a change of control event are set forth below under the heading “Potential Payments upon Termination or Change-in-Control.”

Other Change of Control Arrangements

To promote retention of executives, restricted stock grants contain “change of control” provisions, which trigger full vesting upon a change of control. We believe that these acceleration provisions are generally consistent with our competitors’ change of control protections offered to their similarly situated officers. Potential payments to our Chief Executive Officer and other named executive officers upon termination or following a change of control event are set forth under the heading “Potential Payments upon Termination or Change-in-Control.”

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility for federal income tax purposes of executive compensation paid to the Chief Executive Officer and the four other most highly compensated officers of a public company to $1,000,000 per year, but contains an exception for certain performance-based compensation. Our policy is to periodically review and consider whether particular compensation and incentive payments to our executives will be deductible for federal income tax purposes. We intend, to the extent feasible and when we believe it is in the best interests of our Company and our stockholders, to attempt to qualify executive compensation as tax deductible where it does not adversely affect the development and execution of our compensation plans.

Compensation Committee Report on Executive Compensation

       The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee authorized, approved and recommended the inclusion of the Compensation Discussion and Analysis in this annual report on Form 10-K.

       The foregoing report is provided by the following directors, who constitute the Committee.

                                COMPENSATION COMMITTEE

                                 William R. Snipes, Chairman
                                                                      David L. Houston

Compensation Tables

Summary Compensation Table

The following table sets forth certain information with respect to the total compensation earned by our named executive officers during the years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	All Other Compensation (3)	Total
D. Frank Harrison	2007	$450,000	$300,000	$891,698	$242,778	$15,577	$1,900,053
Chairman and Chief Executive Officer	2006	$353,846	$387,500	$187,501	$582,667	$7,942	$1,519,456
Mark Dubberstein (4)	2007	$291,346	$100,000	$331,688	$164,653	$13,942	$901,629
President	2006	$201,648	$50,000	-	$345,299	$7,692	$604,639
Zachary M. Graves	2007	$272,115	$100,000	$464,197	$239,083	$17,395	$1,092,790
Chief Financial Officer	2006	$194,231	$210,000	-	$474,050	$14,729	$893,010
Larry Bartlett	2007	$225,000	$25,000	$287,518	$151,167	$15,731	$704,416
Senior Vice President of Rig Operations	2006	$194,077	$167,565	-	$322,900	$10,863	$695,405
Steven R. Starke (5)	2007	$122,692	$20,000	$96,152	$55,640	$8,488	$302,972
Chief Accounting Officer	2006	$104,038	$27,500	-	$103,111	$9,214	$243,863

(1)	Reflects cash award paid in 2007 and 2006, respectively.
(2)
Reflects the amount of expense recognized by the Company for the fiscal years ended December 31, 2007 and 2006, respectively, related to all outstanding equity awards for each named executive officer in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)), disregarding any adjustments for potential forfeitures.

(3)
Reflects (a) the amount of our matching contributions to our 401(k) plan for the benefit for the named executive officer: (1) $15,577 for 2007 and $7,942 for 2006 for Mr. Harrison, (2) $13,942 for 2007 and $7,692 for 2006 for Mr. Dubberstein, (3) $11,106 for 2007 and $8,460 for 2006 for Mr. Graves, (4) $11,250 for 2007 and $7,702 for 2006 for Mr. Bartlett and (5) $6,135 for 2007 and $4,554 for 2006 for Mr. Starke; (b) the amount of club membership dues: (1) $1,292 for 2007 and $6,269 for 2006 for Mr. Graves, (2) $3,720 for 2007 and $3,161 for 2006 for Mr. Bartlett and (3) $2,353 for 2007 and $4,660 for 2006 for Mr. Starke; and (c) the amount of personal use of company vehicles: (1) $4,997 for 2007 and $3,398 for 2006 for Mr. Graves and (2) $761 for 2007 and $1,099 for 2006 for Mr. Bartlett.

(4)	Mr. Dubberstein has served as our President since June 2007. Mr. Dubberstein previously served as our General Counsel from January 2005 to June 2007.
(5)	Mr. Starke has served as our Chief Accounting Officer since June 2007. Mr. Starke previously served as our Controller from May 2005 to June 2007.

Grants of Plan-Based Awards

The following table contains information with respect to the named executive officers concerning grants of plan-based awards during 2007.

		All Other Stock Awards:	All Other Option Awards:
Name	Grant Date	Number of Shares of Stock or Units (1)	Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (2)
D. Frank Harrison	-	- (3)	-	-	- (3)
Mark Dubberstein	02/08/2007	25,000 (4)	-	-	$385,500 (4)
Zachary M. Graves	02/08/2007	25,000 (5)	-	-	$385,500 (5)
Larry Bartlett	02/08/2007	25,000 (6)	-	-	$385,500 (6)
Steven R. Starke	02/08/2007	5,000 (7)	-	-	$77,100 (7)

(1)	Reflects shares of restricted stock awarded in February 2007 under our 2006 Stock Incentive Plan.
(2)	Reflects the grant date fair value of each equity award computed in accordance with SFAS No. 123 (R).
(3)	Does not include 100,000 shares of restricted stock, with a grant date fair value of $1,669,000, received in May 2007 under our 2006 Equity Incentive Plan in exchange for stock options pursuant to the Exchange Offer described above.
(4)	Does not include 50,000 shares of restricted stock, with a grant date fair value of $834,500, received in May 2007 under our 2006 Equity Incentive Plan in exchange for stock options pursuant to the Exchange Offer described above.
(5)
Does not include 80,000 shares of restricted stock, with a grant date fair value of $1,335,200, received in May 2007 under our 2006 Equity Incentive Plan in exchange for stock options pursuant to the Exchange Offer described above.

(6)
Does not include 40,000 shares of restricted stock, with a grant date fair value of $667,600, received in May 2007 under our 2006 Equity Incentive Plan in exchange for stock options pursuant to the Exchange Offer described above.

(7)	Does not include 16,750 shares of restricted stock, with a grant date fair value of $279,558, received in May 2007 under our 2006 Equity Incentive Plan in exchange for stock options pursuant to the Exchange Offer described above.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information with respect to the named executive officers concerning outstanding equity awards at December 31, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
D. Frank Harrison	-	-	-	-	144,443	$2,144,993
Mark Dubberstein	-	-	-	-	75,000	$1,113,750
Zachary M. Graves	-	-	-	-	105,000	$1,559,250
Larry Bartlett	-	-	-	-	65,000	$965,250
Steven R. Starke	-	-	-	-	21,750	$322,988

(1)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Market on December 31, 2007 of $14.85.

Option Exercises and Stock Vested

The following table contains information with respect to the named executive officers concerning option exercises and stock vested in fiscal 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
D. Frank Harrison	-	-	22,224	$341,679
Mark Dubberstein	-	-	-	-
Zachary M. Graves	-	-	-	-
Larry Bartlett	-	-	-	-
Steven R. Starke	-	-	-	-

Nonqualified Deferred Compensation

We do not currently have in place any nonqualified deferred compensation arrangements.

Pension Benefits

We do not currently offer any pension benefits.

Potential Payments upon Termination or Change-in-Control

The following table sets forth the potential payments due to our named executive officers assuming the executive’s employment was terminated by us without cause or by the executive for good reason or in the event of a change-in-control at December 31, 2007. The termination events, including those upon change of control, triggering payments or other benefits to our named executive officers are described under the headings “Employment Agreements” below.

Termination Following a Change of Control

Name	Salary (1)	Bonus	Vesting of Restricted Stock (4)	Excise Tax Gross-Up	Total
D. Frank Harrison	$1,350,000	$1,031,250 (2)	$2,144,993	$985,452	$5,511,695
Mark Dubberstein	$975,000	$262,500 (2)	$1,113,750	$555,646	$2,906,896
Zachary M. Graves	$975,000	$465,000 (2)	$1,559,250	$696,663	$3,695,913
Larry Bartlett	$675,000	$150,000 (3)	$965,250	$391,110	$2,181,360
Steven R. Starke	$375,000	$82,500 (3)	$322,988	$201,466	$981,954

(1)	Calculated as an amount equal to three times the named executive officers’ highest paid annual base salary.
(2)
Calculated as an amount equal to three times the named executive officers’ average annual bonus for the last three years or such lesser number of years as the named executive officers may have been employed.

(3)	Calculated as an amount equal to three times the named executive officer’s highest paid annual bonus during his employment with the Company.
(4)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Market on December 31, 2007, or $14.85.

Termination Without Cause

Name	Salary (1)	Bonus (2)	Vesting of Restricted Stock (3)	Continued Benefit Plan Coverage (4)	Total
D. Frank Harrison	$1,200,000	$343,750	$2,144,993	$14,982	$3,703,725
Mark Dubberstein	$866,667	$87,500	$1,113,750	$18,756	$2,086,673
Zachary M. Graves	$866,667	$155,000	$1,559,250	$18,756	$2,599,673
Larry Bartlett	$600,000	$37,500	$965,250	$18,756	$1,621,506
Steven R. Starke	$333,333	$23,750	$322,988	$16,468	$696,539

(1)	Calculated as an amount equal to the named executive officers’ base salary as in effect on the termination date continuing through the remaining term of each named executive officer’s agreement.
(2)
Calculated as the greater of any target bonus for the year of termination or the average of the immediately preceding two years’ annual incentive bonuses received by the named executive officer or such lesser number of years as the named executive officer may have been employed.

(3)	Calculated by multiplying the number of unvested shares of restricted stock at December 31, 2007 by the closing price of our common stock on The NASDAQ Global Market on December 31, 2007, or $14.85.
(4)	Reflects the estimated cost to us to provide existing medical and dental benefits to each named executive officer for the time period remaining in each named executive officer’s agreement.

Termination Upon Death

In the event of the death of our Chief Executive Officer, President, Chief Financial Officer, Senior Vice President of Rig Operations or Chief Accounting Officer, the executive’s beneficiary will receive the named executives’ base salary for a period of 12 months and any benefits accrued through the date of death. At December 31, 2007, the base salary of our (1) Chief Executive Officer was $450,000, (2) President was $325,000, (3) Chief Financial Officer was $325,000, (4) Senior Vice President of Rig Operations was $225,000, and (5) Chief Accounting Officer was $125,000.

Termination Upon Disability

In the event of the disability of our Executive Officer, President, Chief Financial Officer, Senior Vice President of Rig Operations or Chief Accounting Officer, the executive will continue to receive his base salary through the remaining term of the contract. Had the event occurred at December 31, 2007, our Chief Executive Officer would be entitled to $1,200,000, our President would be entitled to $866,667, our Chief Financial Officer would be entitled to $866,667, our Senior Vice President of Rig Operations would be entitled to $600,000, and our Chief Accounting Officer would be entitled to $333,333 over the remaining term of the contracts.

Director Compensation

The following table contains information with respect to 2007 compensation of our directors who served in such capacity during that year, except that the 2007 compensation of those directors who are also our named executive officers is disclosed in the Summary Compensation Table above.

Director’s Compensation Table for the Fiscal Year Ended December 31, 2007

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Gary C. Hill	$13,000	$39,773 (2)	$26,500(2)	-	$79,273
David L. Houston	$13,000	$44,170 (3)	$24,278 (3)	-	$81,447
Mike Liddell	-	-	-	-	-
William R. Snipes	$14,000	$39,773 (2)	$33,250(2)	-	$87,023

(1)
Reflects the amount of expense recognized by our company for the fiscal year related to all outstanding equity awards for each named executive officer in accordance with SFAS No. 123 (R), disregarding any adjustments for potential forfeitures.

(2)
In connection with the Exchange Offer, Messrs. Hill and Snipes were afforded the opportunity to make a private exchange of stock options for restricted stock. One restricted stock award was granted for every two shares of common stock underlying the options that were accepted for exchange and cancelled.   One-half of the restricted shares of our common stock underlying the restricted stock awards granted pursuant to the exchange vested on January 1, 2008, and the remaining shares vest on January 1, 2009, subject to earlier vesting or forfeiture in certain circumstances. Each of Messrs. Hill and Snipes elected to participate in the exchange.

(3)	Reflects shares of restricted stock received in May 2007 under our 2006 Equity Incentive Plan in exchange for stock options pursuant to the Exchange Offer described above.

Non-employee directors are paid a monthly retainer of $1,000 and a per meeting attendance fee of $500 and are reimbursed for all ordinary and necessary expenses incurred in the conduct of our business. Historically, our non-employee directors received grants of options to purchase 20,000 shares of our common stock under our 2006 Stock Incentive Plan. In January 2008, the Committee approved restricted stock awards of 5,000 shares to each of Messrs. Hill, Snipes and Houston under our 2006 Stock Incentive Plan.  These shares of restricted stock vest in two equal annual installments beginning on February 25, 2009, subject to earlier vesting or forfeiture in certain circumstances.  These awards were made in the discretion of the Committee to help incentivize these directors by maintaining a comparable amount of unvested shares of restricted stock as they had prior to recent vestings.  We anticipate that in the future our non-employee directors will receive restricted stock awards, rather than options, in such amounts that will be determined by the Committee in its discretion.  Members of our board of directors who are also officers or employees of our company, including our named executive officers, do not receive any additional compensation for their services as directors.

2006 Stock Incentive Plan

Our board of directors and a majority of our stockholders approved our 2006 Stock Incentive Plan, which we refer to as the 2006 Plan, effective April 20, 2006. No further awards will be made under our 2005 Stock Incentive Plan discussed below. The purpose of the 2006 Plan is to provide a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of our common stock through the granting of one or more of the following awards: (1) incentive stock options, (2) nonstatutory stock options, (3) restricted awards, (4) performance awards and (5) stock appreciation rights.

The purpose of the plan is to enable our company, and any of its affiliates, to attract and retain the services of the types of employees, consultants and directors who will contribute to our long range success and to provide incentives that are linked directly to increases in share value that will inure to the benefit of our stockholders.

Eligible award recipients are employees, consultants and directors of our company and its affiliates. Incentive stock options may be granted only to our employees. Awards other than incentive stock options may be granted to employees, consultants and directors. The shares that may be issued pursuant to awards consist of our authorized but unissued common stock, and the maximum aggregate amount of such common stock that may be issued upon exercise of all awards under the plan, including incentive stock options, may not exceed 2,500,000 shares, subject to adjustment to reflect certain corporate transactions or changes in our capital structure.

In February 2007, we granted 25,000 shares of restricted stock to each of Messrs. Dubberstein, Graves and Bartlett, and 5,000 shares of restricted stock to Mr. Starke.  In May 2007, pursuant to the terms of the Exchange Offer, we granted (1) 100,000 shares of restricted stock to Mr. Harrison, (2) 50,000 shares of restricted stock to Mr. Dubberstein, (3) 80,000 shares of restricted stock to Mr. Graves, (4) 40,000 shares of restricted stock to Mr. Bartlett, (5) 16,750 shares to Mr. Starke, and (6) 10,000 shares of restricted stock to each of Messrs. Hill, Houston and Snipes.  All of these shares were issued in exchange for options to purchase shares of our common stock as described above under the heading “Offer to Exchange Options for Restricted Stock Awards.”  In January 2008, we granted restricted stock awards of (1) 50,000 shares to Mr. Harrison, (2) 33,333 shares to Mr. Dubberstein, (3) 48,333 shares to Mr. Graves, (4) 28,333 shares to Mr. Bartlett, and (5) 10,042 shares to Mr. Starke. As of April 28, 2008, no options to purchase shares of our common stock were outstanding and 549,652 shares of restricted common stock were outstanding under our 2006 Plan. There were 1,699,828 shares available for future grants under our 2006 Plan as of April 28, 2008.

2005 Stock Incentive Plan

                Our 2005 Stock Incentive Plan, which we refer to as the 2005 Plan, was adopted on July 20, 2005 and amended on November 16, 2005. The purpose of the 2005 Plan was to enable us, and any of our affiliates, to attract and retain the services of the types of employees, consultants and directors who would contribute to our long-range success and to provide incentives which were linked directly to increases in share value which will inure to the benefit of our stockholders. The 2005 Plan provided a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of our common stock through the granting of incentive stock options and nonstatutory stock options. Eligible award recipients under the 2005 Plan were our and our affiliates’ employees, consultants and directors. Incentive stock options under the 2005 Plan could be granted only to employees. Awards other than incentive stock options under the 2005 Plan could be granted to employees, consultants and directors. The shares that may be issued upon exercise of the options are from authorized but unissued common stock, and the maximum aggregate amount of such common stock which may be issued upon exercise of all awards under the plan, including incentive stock options, could not exceed 1,000,000 shares, subject to adjustment to reflect certain corporate transactions or changes in our capital structure. Under the 2005 Plan, employee stock options generally became exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant.  As a result of the Exchange Offer and the forfeiture of certain options, all options granted pursuant to the 2005 Plan have been cancelled.  No further awards will be made under this plan.

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

Compensation Committee Interlocks and Insider Participation

                We currently maintain a compensation committee.  The Committee was established by our board of directors effective as of March 25, 2007. The Committee is composed of Messrs. Snipes (chair) and Houston.

No member of the Committee is or was during the fiscal year ended December 31, 2007 an officer or employee of us or any of our subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. None of our executive officers served as a director or member of the Committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Committee or as one of our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

                The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Per Share of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	20,000	$26.14	1,904,333
Equity Compensation plans not approved by security holders	-	-	-
Total	20,000	$26.14	1,904,333

(1)
As of April 28, 2008, we had no options to purchase shares of our common stock outstanding.  As of April 28, 2008, we had issued 549,652 shares of our restricted stock under the 2006 Plan.  The securities remaining available for future issuance reflect securities that may be issued under the 2006 Plan, as no more shares remain available for the grant of awards under the 2005 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of April 28, 2008 (unless otherwise specified) the number and percentage of shares of our common stock beneficially owned by (1) each person known by us to beneficially own more than 5% of the outstanding shares off our common stock, and (2) each of our directors, each of our named executive officers and all of our directors and named executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  Beneficial ownership is based upon the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us.  In computing the number of shares of our common stock beneficially owned by a person and the beneficial ownership percentage of that person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 28, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.  Percentage of beneficial ownership of our common stock is based upon 26,269,961 shares of our common stock outstanding as of April 28, 2008.  To our knowledge, except as set forth in the footnotes to this table, the beneficial owners named in the table below have sole voting and investment power with respect to all shares of capital stock held by them.

Principal Stockholders

Name	Shares Beneficially Owned	Percent Beneficially Owned
5% Stockholders
Third Avenue Management LLC (1) 622 Third Avenue 32 Floor New York, NY 10017	6,166,451	23.47%
Royce & Associates, LLC (2) 1414 Avenue of the Americas New York, NY 10019	2,043,176	7.85%
Dimensional Fund Advisors LP (3) 1299 Ocean Avenue Santa Monica, CA 90401	1,746,309	6.65%
Eckert Corporation (4) 100 Union Avenue Cresskill, NJ 07626	1,613,300	6.14%
Barclays Global Investors (Deutschland) AG (5) Apianstrasse 6 D-85774 Unterfohring, Germany	1,475,842	5.62%

(1)
Based solely upon information obtained from Schedule 13D/A filed with the SEC on April 8, 2008 on behalf of Third Avenue Management LLC, or Third Avenue. Third Avenue, in its capacity as investment advisor, has shared power to vote or to direct the vote with respect to 6,166,451 shares of our common stock and has shared power to dispose or to direct the disposition of 6,166,451 shares of our common stock. These shares are owned of record by clients of Third Avenue which have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, these shares.

(2)
Based solely on information obtained from Schedule 13G filed with the SEC on January 26, 2008 on behalf of Royce & Associates, LLC, or Royce. Royce, in its capacity as investment advisor, has sole power to vote or to direct the vote with respect to 2,043,176 shares of our common stock and has sole power to dispose or to direct the disposition of 2,043,176 shares of our common stock.

(3)
Based solely upon information obtained from Schedule 13G filed with the SEC on February 6, 2008 on behalf of Dimensional Fund Advisors LP, or Dimensional. Dimensional, in its capacity as investment advisor, has shared power to vote or to direct the vote with respect to 1,746,309 shares of our common stock and has shared power to dispose or to direct the disposition of 1,746,309 shares of our common stock. These shares are owned of record by clients of Dimensional which have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, these shares.

(4)
Based solely upon information obtained from Schedule 13D/A filed with the SEC on April 25, 2008 by Alpine Associates, Alpine Partners, L.P., Alpine Associates II, L.P., Palisades Partners, L.P., Alpine Associates Offshore Fund Ltd., Alpine Associates Offshore Fund II Ltd., Alpine Institutional, L.P., Alpine Enhanced, L.P., Eckert Corporation, Victoria Eckert, Gordon A. Uehling, Jr., Arbitrage & Trading Management Company and Robert E. Zoellner.  The reporting parties have reported beneficial ownership of, in the aggregate, 1,613,300 shares of our common stock.  Eckert Corporation is the sole general partner of Alpine Associates, Alpine Partners, L.P., Alpine Associates II, L.P., Alpine Institutional, L.P. and Alpine Enhanced, L.P. and has sole voting and dispositive power with respect to 1,319,600 shares of our common stock and has shared voting and dispositive power with respect to 165,700 shares of our common stock, and may be deemed to be the beneficial owner of an aggregate of 1,485,300 shares of our common stock.  Victoria Eckert is the president, sole director and sole shareholder of Eckert Corporation and may be deemed to be the beneficial owner of 1,485,300 shares of our common stock. Arbitrage & Trading Management Company, or which Robert E. Zoellner is the owner and operator, provides investment advisory services pursuant to advisory agreements to, but does not have discretion to manage, the investment activities of Alpine Associates and Alpine Partners, L.P.   Pursuant to advisory agreements, Arbitrage & Trading Management Company provides investment advisory services to, and has full discretion and authority to manage, the investment activities of Alpine Associates II, L.P., Palisades Partners, L.P., Alpine Associates Offshore Fund Ltd., Alpine Associates Offshore Fund II Ltd., Alpine Institutional, L.P. and Alpine Enhanced, L.P. and one managed account.  Mr. Zoellner is the spouse of Ms. Eckert. The sole general partner of Palisades Partners, L.P. is Gordon A. Uehling, Jr.

(5)
Based solely upon information obtained from Schedule 13G filed with the SEC on February 5, 2008 by Barclays Global Investors, N.A., Barclays Global Fund Advisors, Barclays Global Investors, LTD, Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG. Barclays Global Investors (Deutschland) AG, as investment adviser, reported sole power to vote or to direct the vote with respect to 1,475,843 shares of our common stock and sole power to dispose 1,475,843 shares of our common stock.

Directors and Named Executive Officers

Name	Shares Beneficially Owned	Percent Beneficially Owned
D. Frank Harrison (1)	55,885	*
Gary C. Hill (2)	5,000	*
David L. Houston (3)	5,000	*
Mike Liddell	-	-
William R. Snipes (4)	5,000	*
Mark Dubberstein (5)	-	-
Larry Bartlett (6)	15,583	*
Zachary M. Graves (7)	26,583	*
Steven R. Starke (8)	5,523	*
Directors and executive officers as a group (9 persons) (9)	118,574	*

(1)
Does not include 133,332 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control or certain other events beyond the control of such individual.

(2)	Does not include 10,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.
(3)	Does not include 10,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.
(4)	Does not include 10,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.
(5)
Does not include 75,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control or certain other events beyond the control of such individual.

(6)
Does not include 65,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control or certain other events beyond the control of such individual.

(7)
Does not include 105,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control or certain other events beyond the control of such individual.

(8)
Does not include 21,750 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control or certain other events beyond the control of such individual.

(9)
Does not include 430,082 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control and, in the case of our executive officers, upon certain other events beyond their control.

*      Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Related Party Transactions

It is our policy that all employees and directors, as well as their family members, must avoid any activity that is or has the appearance of conflicting with our business interest. This policy is included in our Code of Business Conduct and Ethics posted on our website. Each director and executive officer is instructed to always inform the designated compliance officer when confronted with any situation that may be perceived as a conflict of interest. Only our board of directors or a committee consisting solely of independent directors may grant waivers of the provisions of our Code of Business Conduct and Ethics for our executive officers and directors. In addition, at least annually, each director and executive officer completes a detailed questionnaire specifying any business relationship that may give rise to a conflict of interest.

Under the audit committee charter, the audit committee of our board of directors is responsible for reviewing and monitoring compliance with our Code of Business Conduct and Ethics and recommending any warranted changes to the board of directors. In addition, our board of directors, and pursuant to its charter, our audit committee, reviews and approves all relationships and transactions in which we and our directors, director nominees and executive officers and their immediate family members, as well as holders of more than 5% of any class of our voting securities and their family members, have a direct or indirect material interest. Our board of directors and our audit committee will approve only those transactions that, in light of known circumstances, are consistent, or are not inconsistent with, our best interests, as they determine in the good faith exercise of their discretion.

Lease of Space

The Company has entered into five noncancelable operating leases with Grace Properties, LLC, which we refer to as Grace Properties, that have expirations of July 31, 2011.  Grace Properties is owned by Kim Snell, President of Eagle Well Service, Inc. (d/b/a Bronco Energy Services), which we refer to as Bronco Energy, a wholly owned subsidiary of the Company.  Related rent expense was approximately $130,000 for the year ended December 31, 2007.

Drilling Services

On January 26, 2006, we entered into a term contract with Windsor Energy Group, LLC, which we refer to as Windsor, a company controlled by an affiliate of Wexford Capital LLC, which we refer to as Wexford.  Under this agreement, we agreed to provide Windsor a drilling rig for a period of two years. At the time this contract was entered into, we were an affiliate of Wexford.  During 2007, we received $2.6 million from Windsor under this contract.

Consulting Agreement with Michael O. Thompson

Effective February 28, 2006, Michael O. Thompson resigned from his positions as a member of our board of directors. In connection with his resignation, we entered into a consulting agreement with Mr. Thompson under which Mr. Thompson has agreed to provide us with consulting services for a period of approximately 30 months. Although Mr. Thompson will not receive any additional compensation for providing these services to us, stock options granted previously to him under the 2005 Plan were allowed to continue to vest in accordance with their terms.  Pursuant to the Exchange Offer, these options were cancelled and Mr. Thompson was issued 10,000 shares of restricted stock, of which, one-half vested on January 1, 2008, and the remaining shares will vest on January 1, 2009, subject to earlier vesting or forfeiture in certain circumstances.  The consulting agreement with Mr. Thompson was approved by our board of directors, including the approval of the three independent directors comprising our audit committee.

Purchase of Workover Rigs

In September 2007, Bronco Energy acquired three workover rigs and related equipment from Diamondback Energy Services, LLC, an entity controlled by Wexford, for $3,000,000 on an arm’s length basis.  At the time of such transaction, Wexford was no longer an affiliate of ours.

Item 14. Principal Accounting Fees and Services

    Grant Thornton LLP served as our independent auditor for fiscal 2007 and 2006. Aggregate fees billed to us by Grant Thornton LLP for 2007 and 2006 were as follows:

Fees	2007	2006
Audit Fees (1)	$343,979	$401,747
Audit Related Fees (2)	$50,678	—
Tax Fees (3)	$59,750	$78,914
All Other Fees	—	—
Total	$454,407	$480,661

(1)	Fees for audit service included billings for our annual audit, reviews of our quarterly reports, regulatory filings to the SEC, issuance of comfort letters and consents, Section 404 services, and out-of-pocket expenses associated with the services.
(2)	Audit related fees include fees for benefit plan audits, including out-of-pocket expenses.
(3)	Tax fees include fees for preparation of corporate returns, tax consultation and advice.

    It is our audit committee’s policy to pre-approve all audit, audit related and permissible non-audit services rendered to us by our independent auditor. Consistent with such policy, all of the fees listed above that we incurred for services rendered by Grant Thornton LLP in fiscal 2006 and 2007 were pre-approved by our audit committee. Non-audit services that received pre-approval in 2006 and 2007 include tax preparation, tax consultation and advice. The audit committee has considered whether the provisions of the non-audit services in 2007 is compatible with maintaining the independent auditors’ independence and concluded that the payment of such fees would not prohibit Grant Thornton LLP from maintaining its independence.

           Grant Thornton LLP has been selected by the audit committee as our independent auditors for the fiscal year ending December 31, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3).	Exhibits

Exhibit No.                                                                Description

31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bronco Drilling Company, Inc. has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRONCO DRILLING COMPANY, INC.

Date: April 29, 2008	By:	/S/ D. FRANK HARRISON
D. Frank Harrison Chairman and Chief Executive Officer