Form 10-Q
period 2008-03-31
Bronco Drilling Company, Inc.
filed 2008-05-12
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer 	Accelerated Filer ☒	Non-Accelerated Filer 	Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 12, 2008, 26,269,961 shares of common stock were outstanding.

 BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,034	$5,721
Receivables
Trade and other, net of allowance for doubtful accounts of
$1,639 and $1,834 in 2008 and 2007, respectively	56,114	61,499
Contract drilling in progress	2,638	2,128
Income tax receivable	1,191	1,191
Current deferred income taxes	695	775
Current maturities of note receivable	3,888	-
Prepaid expenses	1,502	705
Total current assets	69,062	72,019

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	452,887	510,962
Transportation, office and other equipment	40,550	41,942
	493,437	552,904
Less accumulated depreciation	89,023	86,274
	404,414	466,630

OTHER ASSETS
Goodwill	23,909	23,908
Note receivable, less current maturities	5,855	-
Investments	76,820	-
Restricted cash and deposit	2,802	2,745
Intangibles, net, and other	2,990	3,303
	112,376	29,956

	$585,852	$568,605

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$18,964	$16,715
Accrued liabilities	17,215	19,280
Current maturities of long-term debt	66,078	1,256

Total current liabilities	102,257	37,251

LONG-TERM DEBT, less current maturities	5,333	66,862

DEFERRED INCOME TAXES	72,535	68,063

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000 shares authorized;
26,270 and 26,031 shares issued and outstanding
at March 31, 2008 and December 31, 2007	263	262

Additional paid-in capital	299,344	298,195

Retained earnings	106,120	97,972
Total stockholders' equity	405,727	396,429

	$585,852	$568,605

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
REVENUES
Contract drilling revenues, including 0% and 4%
to related parties	$54,073	$74,501
Well service	8,223	4,403
Gain on Challenger transactions	4,707	-
	67,003	78,904
EXPENSES
Contract drilling	33,190	40,800
Well service	4,943	2,642
Depreciation and amortization	11,925	11,205
General and administrative	5,739	4,693
	55,797	59,340

Income from operations	11,206	19,564

OTHER INCOME (EXPENSE)
Interest expense	(1,226)	(1,268)
Interest income	734	48
Equity in income of investment	1,845	-
Other	141	143
	1,494	(1,077)
Income before income taxes	12,700	18,487
Income tax expense	4,552	7,101

NET INCOME	$8,148	$11,386

Income per common share-Basic	$0.31	$0.44

Income per common share-Diluted	$0.31	$0.44

Weighted average number of shares outstanding-Basic	26,265	25,907

Weighted average number of shares outstanding-Diluted	26,287	25,909

The accompanying notes are an integral part of these statements.

Bronco Drilling Company Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)
For the three months ended March 31, 2008
(Unaudited)

			Additional		Total
	Common	Common	Paid In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2008	26,031	$262	$298,195	$97,972	$396,429

Net income	-	-	-	8,148	8,148

Stock compensation	239	1	1,149	-	1,150

Balance as of March 31, 2008	26,270	$263	$299,344	$106,120	$405,727

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net Income
Adjustments to reconcile net income to net cash	$8,148	$11,386
provided by operating activities:
Depreciation and amortization	12,071	11,346
Bad debt expense	343	338
Loss (gain) on sale of assets	293	(320)
Gain on Challenger transactions	(4,707)	-
Equity in income of investment	(1,845)	-
Stock compensation	1,150	692
Provision for deferred income taxes	4,553	4,398
Changes in current assets and liabilities:
Receivables	6,340	548
Contract drilling in progress	(511)	(89)
Prepaid expenses	(835)	(460)
Other assets	(152)	(507)
Accounts payable	(7,863)	(7,015)
Accrued expenses	(2,065)	(2,699)
Income taxes payable	-	(2,402)
Net cash provided by operating activities	14,920	15,216

Cash flows from investing activities:
Restricted cash account	57	-
Business acquisitions, net of cash acquired	(5,063)	(2,337)
Proceeds from sale of assets	2,634	1,424
Purchase of property and equipment	(18,528)	(16,209)

Net cash used in investing activities	(20,900)	(17,122)

Cash flows from financing activities:
Proceeds from borrowings	5,000	8,000
Payments of debt	(1,707)	(14,763)

Net cash provided by (used in) financing activities	3,293	(6,763)

Net decrease in cash and cash equivalents	(2,687)	(8,669)

Beginning cash and cash equivalents	5,721	10,608

Ending cash and cash equivalents	$3,034	$1,939

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$1,393	$972
Income taxes paid	-	5,104
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition	-	8,527
Common stock issued for acquisition	-	15,124
Debt assumed in acquisition	-	6,516
Note issued for acquisition of property and equipment	-	3,077
Assets exchanged/sold for equity interest and note receivable	70,381	-

The accompanying notes are an integral part of these statements.

Bronco Drilling Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ Amounts in thousands, except per share amounts)

Unless the context requires otherwise, a reference in this quarterly report to “Bronco,” the “Company,” “we,” “us,” and “our” are to Bronco Drilling Company, Inc., a Delaware corporation, and its consolidated subsidiaries.

1. Organization and Summary of Significant Accounting Policies

Business and Principles of Consolidation

    Bronco Drilling Company, Inc. provides contract land drilling and workover services to oil and natural gas exploration and production companies. The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries.   Investments in unconsolidated subsidiaries representing ownership of at least 20%, but less than 50%, are accounted for under the equity method.  All intercompany accounts and transactions have been eliminated in consolidation.

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

    In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2008, the related results of operations for the three months ended March 31, 2008 and 2007 and the cash flows for the three months ended March 31, 2008 and 2007.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

    The results of operations for the three months ended March 31, 2008 are not necessarily an indication of the results expected for the full year.

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

Property and Equipment

    Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired or refurbished rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $43,916 and $61,604 as of March 31, 2008 and December 31, 2007, respectively. Due to immateriality, gains and losses on dispositions are included in contract drilling and well service revenues.

    The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the three months ended March 31, 2008 and 2007, the Company capitalized $382 and $454, respectively, of interest costs incurred during the construction periods of certain drilling rigs.

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

    The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense. As of March 31, 2008, the tax years ended December 31, 2004 through December 31, 2006 are open for examination by U.S. taxing authorities.

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

Recent Accounting Pronouncements

    In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of the provisions of SFAS 157 did not have a material impact on the Company’s financial statements.

    In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities−Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning January 1, 2008. The adoption of the provisions of SFAS 159 did not have a material impact on the Company’s financial statements.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

    In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position or results of operations.

2. Acquisitions

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

    The following table summarizes the final allocation of purchase price to the Company’s acquisition of Well Service:

Assets acquired:
Cash	$198
Prepaid expenses	227
Accounts receivable	1,667
Workover equipment	23,912
Vehicles	1,943
Other equipment	244
Customer lists	910
Trade name	190
Goodwill	2,794
$32,085

    On January 4, 2008, we acquired a 25% equity interest in Challenger Limited (“Challenger”), in exchange for six drilling rigs and $5,063 in cash.  The Company’s 25% interest at March 31, 2008 was based on 64,957,265 shares of Challenger issued.  The Company recorded equity in income of investment of $1,845 for the three months ended March 31, 2008 related to its equity investment in Challenger.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  Five of the contributed drilling rigs were from our existing marketed fleet and one was a newly constructed rig.  The general specifications of the contributed rigs are as follows:

		Approximate
		Drilling
Rig	Design	Depth (ft)	Type	Horsepower
3	Cabot 900	10,000	Mechanical	950
18	Gardner Denver 1500E	25,000	Electric	2,000
19	Mid Continent U-1220 EB	25,000	Electric	2,000
38	National 1320	25,000	Electric	2,000
93	National T-32	8,000	Mechanical	500
96	Ideco H-35	8,000	Mechanical	400

    The Company also sold to Challenger four drilling rigs and ancillary equipment.  The sales price of $12,990 consisted of $1,950 in cash, installment receivable of $1,500 and a term note of $9,540.  The installment receivable and term note bear interest at 8.5%.  Interest and principal payments of $909 on the note are due quarterly until maturity at December 31, 2010.  The note receivable is collateralized by the assets sold to Challenger.  The Company recorded a net gain of $4,707 relating to the exchange and sale of rigs and equipment to Challenger.  The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.

    At March 31, 2008, the book value of our ordinary share investment in Challenger was $76,820.  The Company’s 25% share of the net assets of Challenger was estimated to be $35,189. The Company is in the process of gathering additional information in order to finalize the accounting treatment related to these transactions, including the allocation of the difference between the amount of the Company's investment and the amount of the underlying equity in the net assets of Challenger.

3. Long-term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61
Interest on the notes ranges from 6.74% - 7.07%, with various due dates (1)	$3,576	$5,120

Revolving credit facility with Fortis Capital Corp., collateralized by the Company's assets, and matures on January 13, 2009. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (2)	65,000	60,000

Note payable to Ameritas Life Insurance Corp., collateralized by the building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (3)	1,502	1,521

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $35, various due dates. (4)	1,078	1,184

Note payable to John Deere Construction & Forestry Company, collateralized by forklifts, payable in thirty-six monthly installments of $11, due December 1, 2009. (5)	224	258

Notes payable to Ford Credit, collateralized by truck, payable in principal and interest
installments of $1. Interest on the note is 2.9%, due November 10, 2010. (6)	31	35

	71,411	68,118
Less current installments	66,078	1,256

	$5,333	$66,862

(1)
On December 7, 2005, January 4, 2006, and June 12, 2006, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The loans provide for term installments in an aggregate amount not to exceed $4,512. The proceeds of the term loans were used to purchase four cranes.

(2)
On January 13, 2006, the Company entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009.  The Company intends to refinance the revolving credit facility during 2008.  The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006.  The aggregate revolving commitment was $80,000 as of March 31, 2008.  Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement. Borrowings under this revolving credit facility were used to fund a portion of the Company’s acquisition of drilling rigs and other assets from Big A Drilling Company, L.C. and to repay in full all outstanding borrowings under the Company’s term loan with Merrill Lynch Capital and its revolving line of credit with International Bank of Commerce.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three months ended March 31, 2008 and 2007 were $59 and $161, respectively.  The Company’s subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at March 31, 2008.  The revolving credit facility provides for mandatory prepayments under certain circumstances.

(3)
On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building.  The loan provides for term installments in an aggregate not to exceed $1,590.

(4)
On various dates during 2007, the Company entered into term loan agreements with General Motors Acceptance Corporation.  The loans provide for term installments in an aggregate not to exceed $1,283.  The proceeds of the term loans were used to purchase 30 trucks.

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

    Long-term debt maturing each year subsequent to March 31, 2008 is as follows:

2009	$66,078
2010	1,159
2011	926
2012	712
2013	762
2014 and thereafter	1,774
$71,411

4. Workers’ Compensation and Health Insurance

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $7,330 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At March 31, 2008 and December 31, 2007, the Company had a deposit of $2,802 and $2,745, respectively, with an insurance company collateralizing a letter of credit. The deposit is reflected in restricted cash and deposit. Accrued expenses at March 31, 2008 and December 31, 2007 included approximately $2,445 and $2,959, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $100 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at March 31, 2008 and December 31, 2007 included approximately $988 and $409, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

5. Transactions with Affiliates

    The Company has five operating leases with affiliated entities.  Related rent expense was approximately $70 for the three months ended March 31, 2008.

The Company provided contract drilling services totaling $2,616 to affiliated entities during the three months ended March 31, 2007. Effective March 16, 2007, these entities were no longer affiliates of the Company.

6. Commitments and Contingencies

Three purported stockholders of the Company have separately filed complaints seeking class action status relating to the merger involving the Company, Allis-Chalmers Energy, Inc. (“Allis-Chalmers”) and Elway Merger Sub, Inc., a wholly-owned subsidiary of Allis-Chalmers (“Merger Sub”) that was publicly announced on January 24, 2008.  Two actions were filed in the District Court of Oklahoma County in the State of Oklahoma on January 29, 2008 and February 28, 2008, respectively.  The two actions were consolidated into a single action in the District Court of Oklahoma County in the State of Oklahoma on April 9, 2008.  The third action was filed in the Court of Chancery in the State of Delaware on January 29, 2008.  The defendants named in the consolidated Oklahoma action are Bronco, the Bronco board of directors, and Allis-Chalmers.  The defendants named in the Delaware action are Bronco, the Bronco board of directors, Allis-Chalmers, and Merger Sub.  The complaints generally allege that the merger consideration is inadequate, that the Bronco board of directors has breached its fiduciary duties, that Allis-Chalmers has aided and abetted the Bronco board of directors’ breaches of fiduciary duties, and that the preliminary joint proxy statement/prospectus included as part of Allis-Chalmers’ registration statement on Form S-4, filed with the Securities and Exchange Commission (the “SEC”) February 20, 2008, contains materially incomplete and misleading information.  The actions generally seek to enjoin the merger and cause Bronco board of directors to undertake an auction for Bronco or otherwise take action to maximize stockholder value.  The Delaware action also seeks monetary damages for Bronco’s stockholders, and the consolidated Oklahoma action requests that the proposed merger be rescinded if it is consummated.  On April 17, 2008, the plaintiffs in the consolidated Oklahoma action filed an amended complaint.  The response of Bronco and Bronco’s board of directors is due on May 14, 2008.  On April 23, 2008, the plaintiffs in the Delaware Action filed an amended complaint.  The response of Bronco and Bronco’s board of directors is due on May 23, 2008.  Discovery in both actions is ongoing at this time.  Bronco intends to vigorously defend these actions.  As of this time, no order has been issued in either proceeding that would preclude the consummation of the merger.  Each of Allis-Chalmers and Bronco has the right to terminate the merger agreement in the event a court enjoins the consummation of the merger.

    Various other claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

7. Business Segments

    The Company’s reportable business segments are contract land drilling and well servicing.  The contract drilling segment utilizes a fleet of land drilling rigs to provide contract drilling services to oil and natural gas exploration and production companies.  During the three months ended March 31, 2008, our drilling rigs operated in Oklahoma, Texas, Colorado, Montana, Utah, North Dakota, Kansas and Louisiana.  The well servicing segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. During the three months ended March 31, 2008, our workover rigs operated in Oklahoma, Texas, Kansas, Colorado and New Mexico.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services.

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Contract drilling	Well servicing	Total
Three Months Ended March 31, 2008
Operating Revenues	$54,073	$8,223	$62,296
Direct operating costs	(33,190)	(4,943)	$(38,133)
Segment profits	$20,883	$3,280	$24,163
Depreciation and amortization	$10,623	$1,302	$11,925
Capital expenditures	$15,340	$3,188	$18,528
Identifiable assets	$523,710	$62,142	$585,852

Three Months Ended March 31, 2007
Operating Revenues	$74,501	$4,403	$78,904
Direct operating costs	(40,800)	(2,642)	$(43,442)
Segment profits	$33,701	$1,761	$35,462
Depreciation and amortization	$10,502	$703	$11,205
Capital expenditures	$14,494	$1,715	$16,209
Identifiable assets	$480,907	$37,309	$518,216

    The following table reconciles the segment profits above to the operating income as reported in the consolidated statements of operations:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Segment profits	$24,163	$35,462
General and administrative expenses	(5,739)	(4,693)
Depreciation and amortization	(11,925)	(11,205)
Gain on Challenger transaction	4,707	-
Operating income	$11,206	$19,564

8. Net Income Per Common Share

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Three Months Ended
	March 31,
	2008	2007
Basic:
Net income	$8,148	$11,386

Weighted average shares	26,265	25,907

Earnings per share	$0.31	$0.44

Diluted:
Net income	$8,148	$11,386

Weighted average shares:
Outstanding (thousands)	26,265	25,907
Options (thousands)	22	2
	26,287	25,909

Income per share	$0.31	$0.44

    The weighted average number of diluted shares excludes 9,865 and 299,167 shares for the three months ended March 31, 2008 and 2007, respectively, subject to restricted stock awards and options due to their antidilutive effects.

9. Equity Transactions

    In March 2007, the Company closed a public offering of 3,450,000 shares of common stock at a price of $22.75 per share. In the offering, a total of 1,700,000 shares were sold by the Company and 1,750,000 shares were sold by the selling stockholder.  The offering resulted in net proceeds to the Company of approximately $36,229, excluding offering expenses of $577. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

    Effective January 9, 2007, the Company issued 1,070,390 shares of common stock to the equity owners of Eagle in connection with the Company’s acquisition of Eagle.

10. Stock Options and Stock Option Plan

    The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”). The compensation cost that has been charged against income before taxes related to stock options was $0 and $528 for the three months ended March 31, 2008 and 2007, respectively.  These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued upon the exercise of the options will be from authorized but unissued common stock.

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

Under the 2005 Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. Under the 2006 Plan, employee stock options become exercisable to the extent the options have become vested pursuant to the vesting schedule set forth in the applicable stock option award certificate, and all options generally expire ten years after the date of grant.  The Plans provide that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The Company did not have any outstanding options at March 31, 2008.

The Company has not declared dividends since it became a public company and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted simplified method.  In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black–Scholes model. The following table provides information relating to activity in the Plans during the first three months of 2008:

Weighted
		Weighted Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value

Options outstanding at December 31, 2007	20,000	$26.14	8.30	$(227)
Granted	-	-
Exercised	-	-
Converted	-	-
Forfeited/expired	(20,000)	26.14

Options outstanding at March 31, 2008	-	$-	-	$-

Options fully vested and exercisable at March 31, 2008	-	$-	-	$-

		Weighted Average	Aggregate
		Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Options nonvested at December 31, 2007	9,319	$13.34	$121
Granted	-	-	-
Vested	-	-	-
Converted	-	-	-
Forfeited/expired	(9,319)	13.34	(121)

Options nonvested at March 31, 2008	-	$-	$-

    As of March 31, 2008, there was $0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

11. Restricted Stock

    Under all restricted stock awards to date, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the three months ended March 31, 2008 and 2007, related to shares of restricted stock was $1,150 and $165, respectively.  Restricted stock activity for the three months ended March 31, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	553,445	16.64
Granted	230,874	13.94
Vested	(245,778)	16.56
Forfeited/expired	-

Outstanding at March 31, 2008	538,541	$15.50

There was $7,073 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.29 years as of March 31, 2008.

12. Employee Benefit Plans

    The Company implemented a new 401(k) retirement plan for its eligible employees during 2007. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the three months ended March 31, 2008 and 2007 were $258 and $246, respectively.

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 17, 2008 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

    Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview

    We provide contract land drilling and workover services to oil and natural gas exploration and production companies. As of April 30, 2008, we owned a fleet of 56 land drilling rigs, of which 45 were marketed and 11 were held in inventory. We also owned a fleet of 58 workover rigs, of which 53 were operating and five were in the process of being manufactured. As of April 30, 2008, we also owned a fleet of 70 trucks used to transport our rigs.

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

    We currently operate our drilling rigs in Oklahoma, Texas, Colorado, Utah, North Dakota, and Louisiana.  Our workover rigs are currently operating in Oklahoma, Texas, Kansas, Colorado and New Mexico.  A majority of the wells we have drilled for our customers have been drilled in search of natural gas reserves. Natural gas is often found in deep and complex geologic formations that generally require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 56 rigs includes 36 rigs ranging from 950 to 2,500 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required to explore for deep natural gas reserves. Our higher horsepower land drilling rigs can also drill horizontal wells, which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.

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

    The merger agreement provides that at the effective time of the merger, our stockholders will receive merger consideration with an aggregate value of approximately $437.8 million, comprised of (1) $280.0 million in cash and (2) Allis-Chalmers common stock valued at approximately $157.8 million.  The number of shares of Allis-Chalmers common stock that will be issued for each share of our common stock will be calculated based on an exchange ratio that will be determined by dividing (1) the quotient obtained by dividing $157,836,000 by the average of the closing sale prices of Allis-Chalmers common stock on the NYSE Composite Transactions Tape for each of the ten consecutive trading days ending with the second complete trading day prior to the merger closing date by (2) the aggregate number of shares of our common stock issued and outstanding immediately prior to the effective time of the merger.  For more information regarding the merger, please refer to the joint proxy statement/prospectus of Allis-Chalmers and Bronco that is included in the registration statement on Form S-4 (Registration No. 333-149326) filed by Allis-Chalmers with the SEC on February 20, 2008, as amended, and other relevant materials that may be filed by us or Allis-Chalmers with the SEC, including any subsequent amendments to such registration statement.

    We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have ten of our rigs operating under agreements with terms ranging from one to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

    For the three months ended March 31, 2008 and 2007 and years ended December 31, 2007, 2006 and 2005, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Three Months Ended
	March 31,		Years Ended December 31,
	2008	2007	2007	2006	2005
Average number of operating rigs	45	51	51	45	17
Revenue days	2,848	3,631	14,245	15,202	5,781
Utilization Rates	69%	79%	76%	93%	95%

    The decrease in the number of revenue days in the three month-period ended March 31, 2008 as compared to the same period in 2007 is attributable to a decrease in our rig utilization rate and average number of operating rigs due primarily to the rigs sold and contributed to Challenger.  See “—Recent Highlights” below.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At March 31,	At December 31,
	2008	2007	2006	2005

Crude oil (Bbl)	$101.58	$95.98	$61.05	$61.04
Natural gas (Mmbtu)	$10.10	$7.48	$6.30	$11.23
U.S. Land Rig Count	1,748	1,719	1,626	1,391

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

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at March 31, 2008 and December 31, 2007. At March 31, 2008 and December 31, 2007, our contract drilling in progress totaled $2.6 million and $2.1 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $1.6 million and $1.8 million at March 31, 2008 and December 31, 2007, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

Asset Impairment and Depreciation—We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  We also evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets, and goodwill, at March 31, 2008, would have resulted in a corresponding decrease in our net income of approximately $2.7 million.

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

We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the three months ended March 31, 2008 and 2007, we capitalized approximately $382,000 and $454,000, respectively.

    Stock Based Compensation--- We have adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $1.1 million and $693,000 for the three months ended March 31, 2008 and 2007, respectively.

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

On April 20, 2007, we filed a Tender Offer Statement on Schedule TO relating to our offer to twenty-five eligible directors, officers, employees and consultants to exchange certain outstanding options to purchase shares of our common stock for restricted stock awards consisting of the right to receive restricted shares of our common stock, which we refer to as the “restricted stock awards.” The offer expired on May 21, 2007. Pursuant to the offer, we accepted for cancellation eligible options to purchase 729,000 shares of our common stock tendered by directors, officers, employees and consultants eligible to participate in the offer.  Subject to the terms and conditions of the offer, on May 21, 2007 we granted one restricted stock award in exchange for every two shares of common stock underlying the eligible options tendered.  Half of the restricted stock awards vested on January 1, 2008 and the balance vest on January 1, 2009, subject to earlier vesting or forfeiture in certain circumstances. We granted the restricted stock awards under our 2006 Stock Incentive Plan, effective as of April 20, 2006.

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

Other Accounting Estimates—Our other accrued expenses as of March 31, 2008 and December 31, 2007 included accruals of approximately $2.4 million and $3.0 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $7.3 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At March 31, 2008 and December 31, 2007, we had deposits of $2.8 million and $2.7 million, respectively, with an insurance company collateralizing a letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

    Recent Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, or SFAS 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of the provisions of SFAS 157 did not have a material impact on our financial statements.

    In February 2007, the FASB issued SFAS No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities−Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning January 1, 2008. The adoption of the provisions of SFAS 159 did not have a material impact on our financial statements.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

    In March 2008, the FASB issued SFAS No. 161, or SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our financial position or results of operations.

Recent Highlights

The following are highlights that impacted our liquidity or results of operations for the three months ended March 31, 2008:

    On January 4, 2008, Bronco MENA Investments LLC, one of our wholly-owned subsidiaries, closed a transaction with Challenger Limited, or Challenger, a company organized under the laws of the Isle of Man, and certain of its affiliates to acquire a 25% equity interest in Challenger in exchange for six drilling rigs and $5.1 million in cash.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya. We also sold to Challenger four drilling rigs and ancillary equipment for $13.0 million, payable in installments. The transactions were completed on January 4, 2008.  We recorded a net gain of $4,707 relating to the exchange and sale of rigs and equipment to Challenger. The transactions were completed on January 4, 2008. Prior to these transactions, Challenger owned a fleet of 23 rigs. We recorded equity in income of investment of $1,845 for the three months ended March 31, 2008 related to its equity investment in Challenger.

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

    For more information regarding the merger, please refer to the joint proxy statement/prospectus of Allis-Chalmers and Bronco that is included in the registration statement on Form S-4 (Registration No. 333-149326) filed by Allis-Chalmers with the SEC on February 20, 2008, as amended, and other relevant materials that may be filed by us or Allis-Chalmers with the SEC, including any subsequent amendments to such registration statement.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

    Contract Drilling Revenue. For the three months ended March 31, 2008, we reported contract drilling revenues of $54.1 million, a 27% decrease from revenues of $74.5 million for the same period in 2007. The decrease is primarily due to a decrease in dayrates, revenue days and average number of rigs working for the three months ended March 31, 2008 as compared to the same period in 2007. Average dayrates for our drilling services decreased $1,648, or 9%, to $17,101 for the three months ended March 31, 2008 from $18,749 in the same period in 2007. Revenue days decreased 22% to 2,848 days for the three months ended March 31, 2008 from 3,631 days during the same period in 2007. Our average number of operating rigs decreased to 45 from 51, or 12%, for the three months ended March 31, 2008 as compared to the same period in 2007. The decrease in the number of revenue days and size of our operating rig fleet for the three months ended March 31, 2008 as compared to the same period in 2007 is primarily due to the sale and contribution of rigs to Challenger.

    Well Service Revenue.  For the three months ended March 31, 2008, we reported well service revenues of approximately $8.2 million, a 87% increase from revenues of $4.4 million for the same period in 2007.  The increase is primarily due to an increase in revenue hours and average number of operating workover rigs for the three months ended March 31, 2008 as compared to the same period in 2007.  Revenue hours increased 98% to 23,865 hours for the three months ended March 31, 2008 from 12,047 hours during the same period in 2007.  Our average number of operating workover rigs increased to 48 from 24, or 100%, for the three months ended March 31, 2008 as compared to the same period in 2007.  The increase in revenue hours and size of our operating workover rig fleet is due to additional workover rigs purchased during 2007.

    Contract Drilling Expense. Direct rig cost decreased $7.6 million to $33.2 million for the three months ended March 31, 2008 from $40.8 million for the same period in 2007. This 19% decrease is primarily due to the decrease in revenue days and the decrease in average number of operating rigs in our fleet for the three months ended March 31, 2008 as compared to the same period in 2007.  As a percentage of contract drilling revenue, drilling expense increased to 62% for the three-month period ended March 31, 2008 from 55% for the same period in 2007 due primarily to expenses related to the retention of crews on idle or underutilized rigs.

    Well Service Expense. Well service expense increased $2.3 million to $4.9 million for the three months ended March 31, 2008 from $2.6 million for the same period in 2007.  This 87% increase is primarily due to the increase in revenue hours and the average number of operating workover rigs in our fleet for the three months ended March 31, 2008 as compared to the same period in 2007.

    Depreciation Expense. Depreciation expense increased $720,000 to $11.9 million for the three months ended March 31, 2008 from $11.2 million for the same period in 2007. The increase is primarily due to the 4% increase in fixed assets.

    General and Administrative Expense. General and administrative expense increased $1.0 million to $5.7 million for the three months ended March 31, 2008 from $4.7 million for the same period in 2007. The increase is the result of an increase in payroll costs of $591,000, an increase in stock compensation expense of $427,000 and an increase in professional fees expense of $93,000.  The increase in payroll costs is primarily due to our increased administrative employee count and related wage increases.  The increase in stock compensation expense is attributed to grants of restricted stock during 2007 and the three months ended March 31, 2008.  These increases were partially offset by a decrease in yard expense of $286,000.  The decrease in yard expense is primarily due to decreased activity in the yards as a result of the slowdown of our rig refurbishment program.

    Interest Expense. Interest expense decreased $42,000 to $1.2 million for the three months ended March 31, 2008 from $1.3 million for the same period in 2007. The decrease is due to a decrease in the average interest rate on our revolving credit facility, partially offset by a decrease in the capitalization of interest expense related to our rig refurbishment program. We capitalized $382,000 of interest for the three months ended March 31, 2008 as compared to $454,000 for the same period in 2007.

    Tax Expense (Benefit). We recorded a tax expense of $4.6 million for the three months ended March 31, 2008 all of which was deferred tax expense. This compares to a deferred tax expense of $4.4 million for the three months ended March 31, 2007. This increase is due to the deferral of the gain recognized on the rigs contributed to Challenger, partially offset by a decrease in pre-tax income.

Liquidity and Capital Resources

    Operating Activities. Net cash provided by operating activities was $14.9 million for the three months ended March 31, 2008 as compared to $15.2 million in 2007. The decrease of $295,000 from 2007 to 2008 was primarily due to a decrease in cash receipts from customers, partially offset by lower cash payments to suppliers.

    Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used in investing activities was $20.9 million for the three months ended March 31, 2008 as compared to $17.1 million for the same period in 2007.   For the three months ended March 31, 2008, we used $18.5 million to purchase fixed assets and $5.1 million to purchase an equity interest in Challenger.  These amounts were partially offset by $2.6 million of proceeds received from the sale of assets.  For the three months ended March 31, 2007, we used $ 16.2 million to purchase fixed assets and $2.3 million to purchase Eagle Well Service, Inc, or Well Services.  These amounts were partially offset by $1.4 million of proceeds received from the sale of assets.

    Financing Activities. Our cash flows provided by financing activities were $3.3 million for the three months ended March 31, 2008 as compared to $6.8 million used in financing activities for the same period in 2007. For the three months ended March 31, 2008, our net cash provided by financing activities related to borrowings of $5.0 million under our credit facility with Fortis Capital Corp., partially offset by principal payments of $1.7 million to various lenders.  Our net cash used in 2007 for financing activities related to principal payments of $14.8 million under our credit agreement with Fortis Capital Corp., partially offset by borrowings of $8.0 million under our credit facility with Fortis Capital Corp.

    Sources of Liquidity. Our primary sources of liquidity are cash from operations and debt and equity financing.

    Debt Financing.   On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The Company intends to refinance the revolving credit facility during 2008.  The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006.  The aggregate revolving commitment was $80.0 million as of March 31, 2008.  Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA,” as defined in the credit agreement. Our borrowings under this revolving credit facility were used to fund a portion of our acquisition of drilling rigs and other assets from Big A Drilling Company, L.C. and to repay in full all outstanding borrowings under our term loan with Merrill Lynch Capital and our revolving line of credit with International Bank of Commerce.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three months ended March 31, 2008 and 2007 were $59,000 and $161,000, respectively.  Our subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. We were in compliance with all covenants at March 31, 2008.  The revolving credit facility provides for mandatory prepayments under certain circumstances. The revolving credit facility contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $3.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolving credit facility may be terminated and all of our obligations under the revolving credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

We are party to term installment loans for an aggregate principal amount of approximately $4.5 million. These term loans are payable in 96 monthly installments, mature in 2013 and 2014 and have a weighted average annual interest rate of 6.92%. The proceeds from these term loans were used to purchase cranes.

We are party to a term loan agreement with Ameritas Life Insurance Corp. for an aggregate principal amount of approximately $1.6 million related to the acquisition of a building. This term loan is payable in 166 monthly installments, matures in 2021 and has an interest rate of 6%.

Issuances of Equity.

In connection with our acquisition of Well Services in January 2007, we issued 1,070,390 shares of our common stock.

Capital Expenditures.

    We believe that cash flow from our operations and borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. The Company intends to refinance its revolving credit facility during 2008 that matures on January 13, 2009.  However, additional capital may be required for future acquisitions. While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us.

 Item 3. Quantitative and Qualitative Disclosures About Market Risks

    We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to Adjusted EBITDA, as defined in our credit agreement with Fortis Capital Corp. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $405,000 annually, based on the $65.0 million outstanding in the aggregate under our credit facility as of March 31, 2008.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting.

    There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

 Item 1. Legal Proceedings

    Three purported stockholders of the Company have separately filed complaints seeking class action status relating to the merger involving the Company, Allis-Chalmers Energy, Inc. (“Allis-Chalmers”) and Elway Merger Sub, Inc., a wholly-owned subsidiary of Allis-Chalmers (“Merger Sub”) that was publicly announced on January 24, 2008.  Two actions were filed in the District Court of Oklahoma County in the State of Oklahoma on January 29, 2008 and February 28, 2008, respectively.  The two actions were consolidated into a single action in the District Court of Oklahoma County in the State of Oklahoma on April 9, 2008.  The third action was filed in the Court of Chancery in the State of Delaware on January 29, 2008.  The defendants named in the consolidated Oklahoma action are Bronco, the Bronco board of directors, and Allis-Chalmers.  The defendants named in the Delaware action are Bronco, the Bronco board of directors, Allis-Chalmers, and Merger Sub.  The complaints generally allege that the merger consideration is inadequate, that the Bronco board of directors has breached its fiduciary duties, that Allis-Chalmers has aided and abetted the Bronco board of directors’ breaches of fiduciary duties, and that the preliminary joint proxy statement/prospectus included as part of Allis-Chalmers’ registration statement on Form S-4, filed with the Securities and Exchange Commission (the “SEC”) February 20, 2008, contains materially incomplete and misleading information.  The actions generally seek to enjoin the merger and cause Bronco board of directors to undertake an auction for Bronco or otherwise take action to maximize stockholder value.  The Delaware action also seeks monetary damages for Bronco’s stockholders, and the consolidated Oklahoma action requests that the proposed merger be rescinded if it is consummated.  On April 17, 2008, the plaintiffs in the consolidated Oklahoma action filed an amended complaint.  The response of Bronco and Bronco’s board of directors is due on May 14, 2008.  On April 23, 2008, the plaintiffs in the Delaware Action filed an amended complaint.  The response of Bronco and Bronco’s board of directors is due on May 23, 2008.  Discovery in both actions is ongoing at this time.  Bronco intends to vigorously defend these actions.  As of this time, no order has been issued in either proceeding that would preclude the consummation of the merger.  Each of Allis-Chalmers and Bronco has the right to terminate the merger agreement in the event a court enjoins the consummation of the merger.

Various other claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

 Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

2.2
Agreement and Plan of Merger, dated as of January 23, 2008, by and among Bronco Drilling Company, Inc., Allis-Chalmers Energy, Inc. and Elway Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on January 24, 2008).

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

Dated: May 12, 2008	BRONCO DRILLING COMPANY, INC.

By: /s/ Zachary M. Graves
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: May 12, 2008	By: /s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)