Form 10-Q
period 2008-08-08
Bronco Drilling Company, Inc.
filed 2008-08-08
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(check one):

Large Accelerated Filer 	Accelerated Filer ☒	Non-Accelerated Filer 	Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 8, 2008, 28,809,751 shares of common stock were outstanding.

 BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$9,914	$5,721
Receivables
Trade and other, net of allowance for doubtful accounts of
$1,215 and $1,834 in 2008 and 2007, respectively	56,601	61,499
Contract drilling in progress	1,402	2,128
Income tax receivable	1,626	1,191
Current deferred income taxes	618	775
Current maturities of note receivable	4,860	-
Prepaid expenses	1,363	705
Total current assets	76,384	72,019

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	469,417	510,962
Transportation, office and other equipment	41,734	41,942
	511,151	552,904
Less accumulated depreciation	100,939	86,274
	410,212	466,630

OTHER ASSETS
Goodwill	23,909	23,908
Note receivable, less current maturities	5,085	-
Investment in Challenger	76,876	-
Restricted cash and deposit	2,815	2,745
Intangibles, net, and other	4,508	3,303
	113,193	29,956

	$599,789	$568,605

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,079	$16,715
Accrued liabilities	21,147	19,280
Current maturities of long-term debt	71,358	1,256

Total current liabilities	107,584	37,251

LONG-TERM DEBT, less current maturities	5,587	66,862

DEFERRED INCOME TAXES	75,114	68,063

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000 shares authorized;
26,270 and 26,031 shares issued and outstanding
at June 30, 2008 and December 31, 2007	264	262

Additional paid-in capital	300,781	298,195

Retained earnings	110,459	97,972
Total stockholders' equity	411,504	396,429

	$599,789	$568,605

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUES
Contract drilling revenues, including 2%, 0%, 1%,
and 2% to related parties	$60,494	$69,291	$114,567	$143,870
Well service	9,320	5,429	17,543	9,831
Gain (loss) on Challenger transactions	(1,507)	-	3,200	-
	68,307	74,720	135,310	153,701
EXPENSES
Contract drilling	36,715	40,514	69,909	81,313
Well service	6,079	3,280	11,022	5,922
Depreciation and amortization	12,457	10,894	24,382	22,099
General and administrative	5,414	5,399	11,153	10,091
	60,665	60,087	116,466	119,425

Income from operations	7,642	14,633	18,844	34,276

OTHER INCOME (EXPENSE)
Interest expense	(1,161)	(795)	(2,387)	(2,062)
Interest income	274	203	1,009	250
Equity in (loss) income of investment	(69)	-	1,776	-
Other	308	101	453	166
	(648)	(491)	851	(1,646)
Income before income taxes	6,994	14,142	19,695	32,630
Income tax expense	2,655	5,428	7,208	12,529

NET INCOME	$4,339	$8,714	$12,487	$20,101

Income per common share-Basic	$0.17	$0.33	$0.48	$0.77

Income per common share-Diluted	$0.16	$0.33	$0.47	$0.77

Weighted average number of shares outstanding-Basic	26,270	26,019	26,267	25,963

Weighted average number of shares outstanding-Diluted	26,388	26,116	26,340	26,028

The accompanying notes are an integral part of these statements.

Bronco Drilling Company Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)
For the six months ended June 30, 2008
(Unaudited)

			Additional		Total
	Common	Common	Paid In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2008	26,031	$262	$298,195	$97,972	$396,429

Net income	-	-	-	12,487	12,487

Stock compensation	239	2	2,586	-	2,588

Balance as of June 30, 2008	26,270	$264	$300,781	$110,459	$411,504

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$12,487	$20,101
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,674	22,393
Bad debt expense	299	1,520
Loss (gain) on sale of assets	240	(691)
Gain on Challenger transactions	(3,200)	-
Equity in income of investment	(1,776)	-
Stock compensation	2,588	1,673
Provision for deferred income taxes	7,208	7,606
Changes in current assets and liabilities:
Receivables	3,794	1,767
Contract drilling in progress	726	(1,401)
Prepaid expenses	(696)	(877)
Other assets	(116)	(450)
Accounts payable	(9,318)	(13,458)
Accrued expenses	1,867	(289)
Income taxes payable	(435)	(4,947)

Net cash provided by operating activities	38,342	32,947

Cash flows from investing activities:
Restricted cash account	70	-
Business acquisitions, net of cash acquired	(5,063)	(2,337)
Proceeds from sale of assets	3,022	2,446
Purchase of property and equipment	(40,159)	(31,826)

Net cash used in investing activities	(42,130)	(31,717)

Cash flows from financing activities:
Proceeds from borrowings	10,000	12,000
Payments of debt	(2,019)	(19,015)

Net cash provided by (used in) financing activities	7,981	(7,015)

Net increase (decrease) in cash and cash equivalents	4,193	(5,785)

Beginning cash and cash equivalents	5,721	10,608

Ending cash and cash equivalents	$9,914	$4,823

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$1,848	$1,971
Income taxes paid	435	9,870
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition	-	8,527
Common stock issued for acquisition	-	15,124
Debt assumed in acquistion	-	6,516
Note issued for acquisition of property and equipment	846	3,205
Assets exchanged/sold for equity interest and note receivable	72,376	-
Common stock received for payment of receivable	1,900	-

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2008, the related results of operations for the three months and six months ended June 30, 2008 and 2007 and the cash flows for the six months ended June 30, 2008 and 2007.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months and six months ended June 30, 2008 are not necessarily an indication of the results expected for the full year.

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

Property and Equipment

Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired or refurbished rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $42,213 and $61,604 as of June 30, 2008 and December 31, 2007, respectively.  Due to immateriality, gains and losses on dispositions are included in contract drilling and well service revenues.

The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the six months ended June 30, 2008 and 2007, the Company capitalized $459 and $903, respectively, and for the three months ended June 30, 2008 and 2007, the Company capitalized $77 and $449, respectively, of interest costs incurred during the construction periods of certain drilling rigs.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense. As of June 30, 2008, the tax years ended December 31, 2004 through December 31, 2006 are open for examination by U.S. taxing authorities.

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

$32,085

On January 4, 2008, we acquired a 25% equity interest in Challenger Limited (“Challenger”), in exchange for six drilling rigs and $5,063 in cash.  The Company’s 25% interest at June 30, 2008 was based on 64,957,265 shares of Challenger issued.  The Company recorded equity in (loss) income of investment of $(69) and $1,776 for the three months and six months ended June 30, 2008 related to its equity investment in Challenger.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  Five of the contributed drilling rigs were from our existing marketed fleet and one was a newly constructed rig.  The general specifications of the contributed rigs are as follows:

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

The Company recorded a net gain of $3,200 relating to the contribution and sale of rigs and equipment to Challenger.  The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.

At June 30, 2008, the book value of our ordinary share investment in Challenger was $76,876.  The Company’s 25% share of the net assets of Challenger was estimated to be $35,523.  The Company is in the process of gathering additional information in order to finalize the accounting treatment related to these transactions, including the allocation of the difference between the amount of the Company’s investment and the amount of the underlying equity in the net assets of Challenger.

3. Long-term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61
Interest on the notes ranges from 6.74% - 7.07%, with various due dates (1)	$3,453	$5,120

Revolving credit facility with Fortis Capital Corp., collateralized by the Company's assets, and matures on January 13, 2009. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (2)	70,000	60,000

Note payable to Ameritas Life Insurance Corp., collateralized by the building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (3)	1,476	1,521

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $61, various due dates. (4)	1,795	1,184

Note payable to John Deere Construction & Forestry Company, collateralized by forklifts, payable in thirty-six monthly installments of $11, due December 1, 2009. (5)	191	258

Notes payable to Ford Credit, collateralized by truck, payable in principal and interest
installments of $1. Interest on the note is 2.9%, due November 10, 2010. (6)	30	35

	76,945	68,118
Less current installments	71,358	1,256
	$5,587	$66,862

(1)
On December 7, 2005, January 4, 2006, and June 12, 2006, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The loans provide for term installments in an aggregate amount not to exceed $4,512. The proceeds of the term loans were used to purchase four cranes.

(2)
On January 13, 2006, the Company entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009.  The Company intends to refinance the revolving credit facility during 2008.  The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006.  The aggregate revolving commitment was $80,000 as of June 30, 2008.  Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA” as defined in the credit agreement.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and six months ended June 30, 2008 were $56 and $115, respectively, and for the three and six months ended June 30, 2007 were $68 and $149, respectively. The Company’s subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at June 30, 2008.  The revolving credit facility provides for mandatory prepayments under certain circumstances.

(3)
On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building.  The loan provides for term installments in an aggregate not to exceed $1,590.

(4)
On various dates during 2007 and 2008, the Company entered into term loan agreements with General Motors Acceptance Corporation.  The loans provide for term installments in an aggregate not to exceed $2,185.  The proceeds of the term loans were used to purchase 51 trucks.

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

Long-term debt maturing each year subsequent to June 30, 2008 is as follows:

2009	$71,358
2010	1,411
2011	1,073
2012	752
2013	776
2014 and thereafter	1,575
$76,945

4. Workers’ Compensation and Health Insurance

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $7,330 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At June 30, 2008 and December 31, 2007, the Company had deposits of $2,815 and $2,745, respectively, with an insurance company collateralizing a letter of credit. The deposit is reflected in restricted cash and deposit. Accrued expenses at June 30, 2008 and December 31, 2007 included approximately $2,665 and $2,959, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $100 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at June 30, 2008 and December 31, 2007 included approximately $1,250 and $409, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

5. Transactions with Affiliates

The Company has five operating leases with affiliated entities.  Related rent expense was approximately $86 and $156 for the three months and six months ended June 30, 2008.

The Company provided contract drilling services totaling $1,109 to affiliated entities during the three and six months ended June 30, 2008.   The Company provided contract drilling services totaling $0 and $2,616 to affiliated entities during the three and six months ended June 30, 2007.

6. Commitments and Contingencies

Following the announcement of the merger agreement on January 24, 2008, three purported class action complaints were filed challenging the proposed merger between Allis-Chalmers Energy Inc. (“Allis-Chalmers”), the Company and Elway Merger Sub, Inc. (“Merger Sub”). Two complaints were filed in Oklahoma in the District Court of Oklahoma County, the first on January 29, 2008 (the “Boothe action”), and the second on February 28, 2008 (the “Goff action”). The defendants named in both actions are the Company, the board of directors of the Company and Allis-Chalmers. On April 9, 2008, the Boothe action and the Goff action were consolidated into a single action (together, the “Oklahoma action”). The defendants named in the Oklahoma action are the Company, the board of directors of the Company and Allis-Chalmers. The third complaint was filed in the Delaware Court of Chancery on January 29, 2008 (the “Delaware action”). The defendants named in the Delaware action are the Company, the board of directors of the Company, Allis-Chalmers and Merger Sub.

The Oklahoma and Delaware actions generally allege that the proposed merger consideration is inadequate, that the board of directors of the Company breached its fiduciary duties and that Allis-Chalmers has aided and abetted the Company board of directors’ alleged breaches of fiduciary duties. The actions also allege that the preliminary joint proxy statement/prospectus included as part of Allis-Chalmers’ registration statement on Form S-4, filed with the SEC on February 20, 2008, contains materially incomplete and misleading information. The actions generally request, among other things, that the suits be designated class actions on behalf of the Company’s stockholders, that the proposed merger be enjoined and that the board of directors of the Company undertake an auction of the Company or otherwise take action to maximize stockholder value. Additionally, the Delaware action requests that all allegedly misleading or omitted information be corrected in Allis-Chalmers’ preliminary joint proxy statement/prospectus. The Delaware action seeks monetary damages for the Company’s stockholders and the Oklahoma action requests that the proposed merger be rescinded if it is consummated.

Allis-Chalmers and the Company filed motions to dismiss the Boothe action on February 21, 2008 and February 19, 2008, respectively. In response to these motions, the parties to the Boothe action agreed to extend the time for the plaintiff to amend his complaint, and for the defendants to amend or withdraw their motions to dismiss, or file answers to the amended complaint. After the Boothe action and the Goff action were consolidated into the Oklahoma action on April 9, 2008, the plaintiffs in the Oklahoma action filed a consolidated amended complaint on April 17, 2008. Allis-Chalmers filed a motion to dismiss the amended complaint on May 14, 2008, and the Company and the board of directors of the Company filed a motion to dismiss the amended complaint on May 19, 2008. In response to these motions, the parties to the Oklahoma action agreed to extend the time for the plaintiffs to respond to the defendants’ motions to dismiss. Under the agreement, the plaintiffs must respond by September 3, 2008. Discovery in the Oklahoma action is ongoing at this time.

The plaintiff in the Delaware action filed an amended complaint on April 23, 2008. The parties to the Delaware action agreed to indefinitely extend the time for the defendants to respond to the plaintiff’s amended complaint. Under the agreement, no defendant must answer the plaintiff’s amended complaint or otherwise respond until one of the following two events occurs: (1) the plaintiff files a second amended complaint, in which case the defendants will have 30 days from the date of service to answer the second amended complaint or otherwise respond; or (2) the plaintiff provides written notice to all the defendants that each defendant must answer the amended complaint, in which case each defendant will have, upon receiving the written notice, 30 days to answer the amended complaint or otherwise respond. Discovery in the Delaware action is ongoing at this time.

Allis-Chalmers, the Company, the board of directors of the Company and Merger Sub deny the substantive allegations in the two complaints, believe the claims asserted are baseless and intend to vigorously defend these actions.  As of this time, no order has been issued in either proceeding that would preclude the consummation of the merger.  Each of Allis-Chalmers and the Company has the right to terminate the merger agreement in the event a court enjoins the consummation of the merger.

Various other claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

7. Business Segments

The Company’s reportable business segments are contract land drilling and well servicing.  The contract drilling segment utilizes a fleet of land drilling rigs to provide contract drilling services to oil and natural gas exploration and production companies.  During the six months ended June 30, 2008, our drilling rigs operated in Oklahoma, Texas, Colorado, Montana, Utah, North Dakota, and Louisiana.  The well servicing segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. During the six months ended June 30, 2008, our workover rigs operated in Oklahoma, Texas, Kansas, Colorado, Arkansas, Wyoming, and New Mexico.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services.

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Contract drilling	Well servicing	Total
Three Months Ended June 30, 2008
Operating Revenues	$60,494	$9,320	$69,814
Direct operating costs	(36,715)	(6,079)	(42,794)
Segment profits	$23,779	$3,241	$27,020
Depreciation and amortization	$11,027	$1,430	$12,457
Capital expenditures	$17,130	$4,501	$21,631
Identifiable assets	$534,738	$65,051	$599,789

Three Months Ended June 30, 2007
Operating Revenues	$69,291	$5,429	$74,720
Direct operating costs	(40,514)	(3,280)	(43,794)
Segment profits	$28,777	$2,149	$30,926
Depreciation and amortization	$9,997	$897	$10,894
Capital expenditures	$7,302	$8,315	$15,617
Identifiable assets	$484,506	$44,679	$529,185

	Contract drilling	Well servicing	Total
Six Months Ended June 30, 2008
Operating Revenues	$114,567	$17,543	$132,110
Direct operating costs	(69,909)	(11,022)	(80,931)
Segment profits	$44,658	$6,521	$51,179
Depreciation and amortization	$21,649	$2,733	$24,382
Capital expenditures	$32,470	$7,689	$40,159
Identifiable assets	$534,738	$65,051	$599,789

Six Months Ended June 30, 2007
Operating Revenues	$143,870	$9,831	$153,701
Direct operating costs	(81,313)	(5,922)	(87,235)
Segment profits	$62,557	$3,909	$66,466
Depreciation and amortization	$20,499	$1,600	$22,099
Capital expenditures	$21,796	$10,030	$31,826
Identifiable assets	$484,506	$44,679	$529,185

    The following table reconciles the segment profits above to the operating income as reported in the consolidated statements of operations:

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007
Segment profits	$27,020	$30,926
General and administrative expenses	(5,414)	(5,399)
Depreciation and amortization	(12,457)	(10,894)
Gain (Loss) on Challenger transaction	(1,507)	-
Operating income	$7,642	$14,633

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Segment profits	$51,179	$66,466
General and administrative expenses	(11,153)	(10,091)
Depreciation and amortization	(24,382)	(22,099)
Gain (Loss) on Challenger transaction	3,200	-
Operating income	$18,844	$34,276

8. Net Income Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic:
Net income	$4,339	$8,714	$12,487	$20,101

Weighted average shares	26,270	26,019	26,267	25,963

Earnings per share	$0.17	$0.33	$0.48	$0.77

Diluted:
Net income	$4,339	$8,714	$12,487	$20,101

Weighted average shares:
Outstanding (thousands)	26,270	26,019	26,267	25,963
Restricted stock/Options (thousands)	118	97	73	65
	26,388	26,116	26,340	26,028

Income per share	$0.16	$0.33	$0.47	$0.77

    The weighted average number of diluted shares excludes 0 and 25,584 shares for the three months ended June 30, 2008 and 2007, respectively, and 2,097 and 31,310 shares for the six months ended respectively, subject to restricted stock awards due to their antidilutive effects.

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

10. Stock Options and Stock Option Plan

    The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”). The compensation cost that has been charged against income before taxes related to stock options was $480 and $1,007 for the three and six months ended June 30, 2007, respectively.  These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued upon the exercise of the options will be from authorized but unissued common stock.

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

Under the 2005 Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. Under the 2006 Plan, employee stock options become exercisable to the extent the options have become vested pursuant to the vesting schedule set forth in the applicable stock option award certificate, and all options generally expire ten years after the date of grant.  The Plans provide that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The Company did not have any outstanding options at June 30, 2008.

The Company has not declared dividends since it became a public company and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted simplified method.  In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black–Scholes model. The following table provides information relating to activity in the Plans during the first six months of 2008:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value

Options outstanding at December 31, 2007	20,000	$26.14	8.30	$(227)
Granted	-	-
Exercised	-	-
Converted	-	-
Forfeited/expired	(20,000)	26.14

Options outstanding at June 30, 2008	-	$-	-	$-

Options fully vested and exercisable at June 30, 2008	-	$-	-	$-

		Weighted Average	Aggregate
		Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Options nonvested at December 31, 2007	9,319	$13.34	$121
Granted	-	-	-
Vested	-	-	-
Converted	-	-	-
Forfeited/expired	(9,319)	13.34	(121)

Options nonvested at June 30, 2008	-	$-	$-

As of June 30, 2008, there was $0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

11. Restricted Stock

    Under all restricted stock awards to date, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the three and six months ended June 30, 2008, related to shares of restricted stock was $1,438 and $2,588, respectively, and for the three and six months ended June 30, 2007 was $501 and $666, respectively.  Restricted stock activity for the six months ended June 30, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	553,445	16.64
Granted	230,874	13.94
Vested	(245,778)	16.56
Forfeited/expired	-

Outstanding at June 30, 2008	538,541	$15.50

There was $5,635 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.24 years as of June 30, 2008.

12. Employee Benefit Plans

    The Company implemented a new 401(k) retirement plan for its eligible employees during 2007. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the three and six months ended June 30, 2008 were $282 and $540, respectively, and for the three and six months ended June 30, 2007 were $265 and $511, respectively.

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

Overview

    We provide contract land drilling and workover services to oil and natural gas exploration and production companies. As of July 31, 2008, we owned a fleet of 56 land drilling rigs, of which 45 were marketed and 11 were held in inventory. We also owned a fleet of 61 workover rigs, of which 56 were operating and five were in the process of being manufactured. As of July 31, 2008, we also owned a fleet of 70 trucks used to transport our rigs.

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

    On January 23, 2008, we entered into a merger agreement, as amended by the First Amendment thereto, dated as of June 1, 2008, which we refer to collectively as the merger agreement with Allis-Chalmers Energy Inc., which we refer to as Allis-Chalmers, providing for the acquisition of us by Allis-Chalmers.  Pursuant to the merger agreement, we and Allis-Chalmers agreed that, subject to the satisfaction of several closing conditions (including approval by each company’s stockholders), Bronco would merge with and into Elway Merger Sub, LLC., a wholly-owned subsidiary of Allis-Chalmers, which we refer to as Merger Sub, and Merger Sub would survive the merger and simultaneously change its name to “Bronco Drilling Company LLC”.  The merger agreement was approved by our board of directors and by the respective boards of directors of Allis-Chalmers and Merger Sub.

    The merger agreement provides that at the effective time of the merger, our stockholders will receive merger consideration comprised of (1) $200.0 million in cash and (2) 16,846,500 shares of Allis-Chalmers common stock.  For more information regarding the merger, please refer to the joint proxy statement/prospectus of Allis-Chalmers and Bronco filed by Allis-Chalmers with the SEC on July 15, 2008, and other relevant materials concerning the proposed merger that have been or will be filed by us or Allis-Chalmers with the SEC.

    We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have 19 of our rigs operating under agreements with durations of up to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

    For the three and six months ended June 30, 2008 and 2007 and for the years ended December 31, 2007, 2006 and 2005, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2008	2007	2008	2007	2007	2006	2005
Average number of operating rigs	45	52	45	52	51	45	17
Revenue days	3,355	3,624	6,203	7,255	14,245	15,202	5,781
Utilization Rates	82%	76%	76%	78%	76%	93%	95%

    The decrease in the number of revenue days in the six month-period ended June 30, 2008 as compared to the same period in 2007 is attributable to a decrease in our rig utilization rate and average number of operating rigs due primarily to the rigs sold and contributed to Challenger.  See “—Recent Highlights” below.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At June 30,	At December 31,
	2008	2007	2006	2005

Crude oil (Bbl)	$140.00	$95.98	$61.05	$61.04
Natural gas (Mmbtu)	$13.35	$7.48	$6.30	$11.23
U.S. Land Rig Count	1,849	1,719	1,626	1,391

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

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at June 30, 2008 and December 31, 2007. At June 30, 2008 and December 31, 2007, our contract drilling in progress totaled $1.4 million and $2.1 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $1.2 million and $1.8 million at June 30, 2008 and December 31, 2007, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

Asset Impairment and Depreciation—We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  We also evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets, and goodwill, at June 30, 2008, would have resulted in a corresponding decrease in our net income of approximately $2.7 million.

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

We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the three and six months ended June 30, 2008, we capitalized approximately $77,000 and $459,000, respectively, and during the three and six months ended June 30, 2007 we capitalized approximately $449,000 and $903,000, respectively.

Stock Based Compensation--- We have adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $1.4 million and $2.6 million for the three and six months ended June 30, 2008, respectively, and $981,000 and $1.7 million for the three and six months ended June 30, 2007, respectively.

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

Other Accounting Estimates—Our other accrued expenses as of June 30, 2008 and December 31, 2007 included accruals of approximately $2.7 million and $3.0 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $7.3 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At June 30, 2008 and December 31, 2007, we had deposits of $2.8 million and $2.7 million, respectively, with an insurance company collateralizing a letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

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

Recent Highlights

The following are highlights that impacted our liquidity or results of operations for the six months ended June 30, 2008:

    On January 4, 2008, Bronco MENA Investments LLC, one of our wholly-owned subsidiaries, closed a transaction with Challenger Limited, or Challenger, a company organized under the laws of the Isle of Man, and certain of its affiliates to acquire a 25% equity interest in Challenger in exchange for six drilling rigs and $5.1 million in cash.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  We also sold to Challenger four drilling rigs and ancillary equipment for $13.0 million, payable in installments.  We recorded a net gain of $3.2 million relating to the exchange and sale of rigs and equipment to Challenger.  The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.  We recorded equity in (loss) income of investment of $(69,000) and $1.8 million for the three and six months ended June 30, 2008 related to our equity investment in Challenger.

    Eight of the rigs contributed or sold to Challenger are in Libya with three of the rigs currently operating.  Challenger is still in the process of securing a debt facility to meet short-term capital needs including those related to start-up of our rigs and to mitigate downtime that has affected Challenger’s operations due to past underinvestment in adequate rig supplies and spare equipment.  We believe that an entry into a debt facility by Challenger is an important factor in determining the long-term success of Challenger and anticipate that Challenger will continue to have unpredictable financial results in the near future.

    On January 23, 2008, we entered into a merger agreement, as amended by the First Amendment thereto, dated as of June 1, 2008, which we refer to collectively as the merger agreement, with Allis-Chalmers, providing for the acquisition of us by Allis-Chalmers.  Pursuant to the merger agreement, we and Allis-Chalmers agreed that, subject to the satisfaction of several closing conditions (including approval by each company’s stockholders), Bronco would merge with and into Elway Merger Sub, LLC, a wholly-owned subsidiary of Allis-Chalmers, which we refer to as Merger Sub, and Merger Sub would survive the merger and simultaneously change its name to “Bronco Drilling Company LLC”.  The merger agreement was approved by our board of directors and by the respective boards of directors of Allis-Chalmers and Merger Sub.

    The merger agreement provides that at the effective time of the merger, our stockholders will receive merger consideration comprised of (1) $200.0 million in cash and (2) 16,846,500 shares of Allis-Chalmers common stock.  For more information regarding the merger, please refer to the joint proxy statement/prospectus of Allis-Chalmers and Bronco filed by Allis-Chalmers with the SEC on July 15, 2008 and other relevant materials that have been or will be filed by us or Allis-Chalmers with the SEC.

    During the second quarter of 2008, we increased our number of term contracts and now have approximately 57% of our estimated revenue days for the last two quarters of 2008 and 32% of our estimated revenue days for 2009 covered by term contracts.  Total contracted revenue days do not include days attributable to our multi-well contracts, as we do not attempt to quantify the duration of those contracts.  Inclusion of such contracts would increase the percentages stated above.

    During the second quarter of 2008, we bid and won a tender in Mexico with Pemex.  This tender will require three rigs operating in the Chicontepec basin near Poza Rica, Mexico.  Two of the rigs have begun to mobilize to Mexico with the third to follow in the coming weeks.  We anticipate all three will operating in Mexico by the end of August.  The duration of the contract with Pemex for these rigs is through the end of 2009.

    We currently have six rigs contractually committed to the Bakken Shale.  All of these rigs will require winterization and other modifications.  Two of the rigs will require major modifications and refurbishment which will include a conversion from mechanical to electric power.  We expect these rigs to be deployed to the Bakken during the third and fourth quarters of 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

    Contract Drilling Revenue. For the three months ended June 30, 2008, we reported contract drilling revenues of $60.5 million, a 13% decrease from revenues of $69.3 million for the same period in 2007. The decrease is primarily due to a decrease in dayrates, revenue days and average number of rigs working for the three months ended June 30, 2008 as compared to the same period in 2007. Average dayrates for our drilling services decreased $1,464, or 8%, to $16,332 for the three months ended June 30, 2008 from $17,796 in the same period in 2007. Revenue days decreased 7% to 3,355 days for the three months ended June 30, 2008 from 3,624 days during the same period in 2007. Our average number of operating rigs decreased to 45 from 52, or 14%, for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease in the number of revenue days and size of our operating rig fleet for the three months ended June 30, 2008, as compared to the same period in 2007, is primarily due to the sale and contribution of rigs to Challenger.

    Well Service Revenue.  For the three months ended June 30, 2008, we reported well service revenues of approximately $9.3 million, a 72% increase from revenues of $5.4 million for the same period in 2007.  The increase is primarily due to an increase in revenue hours and average number of operating workover rigs for the three months ended June 30, 2008 as compared to the same period in 2007.  Revenue hours increased 77% to 25,533 hours for the three months ended June 30, 2008 from 14,427 hours during the same period in 2007.  Our average number of operating workover rigs increased to 53 from 29, or 84%, for the three months ended June 30, 2008 as compared to the same period in 2007.  The increase in revenue hours and size of our operating workover rig fleet is due to additional workover rigs purchased.

    Equity in Loss of Investment.  Equity in loss of investment was $69,000 for the three months ended June 30, 2008 related to our investment in Challenger.  The loss was due to Challenger’s inability to meet short-term capital needs including those related to start-up of the Bronco rigs and to mitigate downtime that has plagued the company's operations due to past underinvestment in adequate rig supplies and spare equipment.  Challenger is in the process of securing a debt facility which is a pivotal component in determining the long-term success of Challenger.

    Contract Drilling Expense. Direct rig cost decreased $3.8 million to $36.7 million for the three months ended June 30, 2008 from $40.5 million for the same period in 2007. This 9% decrease is primarily due to the decrease in revenue days and the decrease in average number of operating rigs in our fleet for the three months ended June 30, 2008 as compared to the same period in 2007.  As a percentage of contract drilling revenue, drilling expense increased to 61% for the three-month period ended June 30, 2008 from 58% for the same period in 2007 due primarily to a decrease in dayrates for the three months ended June 30, 2008 compared to the same period in 2007.

    Well Service Expense. Well service expense increased $2.8 million to $6.1 million for the three months ended June 30, 2008 from $3.3 million for the same period in 2007.  This 85% increase is primarily due to the increase in revenue hours and the average number of operating workover rigs in our fleet for the three months ended June 30, 2008 as compared to the same period in 2007.

    Depreciation Expense. Depreciation expense increased $1.6 million to $12.5 million for the three months ended June 30, 2008 from $10.9 million for the same period in 2007. The increase is primarily due to the 4% increase in fixed assets.

    General and Administrative Expense. General and administrative expense increased $15,000 to $5.4 million for the three months ended June 30, 2008 from $5.4 million for the same period in 2007. The increase is the result of an increase in payroll costs of $535,000, an increase in stock compensation expense of $457,000, an increase in professional fees expense of $212,000, and an increase in rent expense of $72,000.  The increase in payroll costs is primarily due to our increased administrative employee count and related wage increases.  The increase in stock compensation expense is attributed to grants of restricted stock during 2007 and the six months ended June 30, 2008.  The increase in professional fees is due to services provided related to the Challenger transaction and merger agreement.  These increases were partially offset by a decrease in accounts receivable write offs of $1.2 million.

    Interest Expense. Interest expense increased $367,000 to $1.2 million for the three months ended June 30, 2008 from $795,000 for the same period in 2007. The increase is due to a decrease in the capitalization of interest related to our rig refurbishment program and a higher outstanding balance on our revolving credit facility, partially offset by a decrease in the average interest rate on our revolving credit facility  We capitalized $77,000 of interest for the three months ended June 30, 2008 as compared to $449,000 for the same period in 2007.

    Income Tax Expense. We recorded a tax expense of $2.7 million for the three months ended June 30, 2008, all of which was deferred tax expense. This compares to a deferred tax expense of $5.4 million for the three months ended June 30, 2007. This decrease is due to the decrease in pre-tax income.

Six months Ended June 30, 2008 Compared to Six months Ended June 30, 2007

    Contract Drilling Revenue. For the six months ended June 30, 2008, we reported contract drilling revenues of $114.6 million, a 20% decrease from revenues of $143.9 million for the same period in 2007. The decrease is primarily due to a decrease in dayrates, revenue days and average number of rigs working for the six months ended June 30, 2008 as compared to the same period in 2007. Average dayrates for our drilling services decreased $1,676, or 9%, to $16,591 for the six months ended June 30, 2008 from $18,267 in the same period in 2007. Revenue days decreased 15% to 6,203 days for the six months ended June 30, 2008 from 7,255 days during the same period in 2007. Our average number of operating rigs decreased to 45 from 52, or 13%, for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease in the number of revenue days and size of our operating rig fleet for the six months ended June 30, 2008 as compared to the same period in 2007 is primarily due to the sale and contribution of rigs to Challenger.

    Well Service Revenue.  For the six months ended June 30, 2008, we reported well service revenues of approximately $17.5 million, a 78% increase from revenues of $9.8 million for the same period in 2007.  The increase is primarily due to an increase in revenue hours and average number of operating workover rigs for the six months ended June 30, 2008 as compared to the same period in 2007.  Revenue hours increased 87% to 49,398 hours for the six months ended June 30, 2008 from 26,474 hours during the same period in 2007.  Our average number of operating workover rigs increased to 51 from 27, or 89%, for the six months ended June 30, 2008 as compared to the same period in 2007.  The increase in revenue hours and size of our operating workover rig fleet is due to additional workover rigs purchased.

    Equity in Income of Investment.  Equity in income of investment was $1.8 million for the six months ended June 30, 2008 related to our investment in Challenger.  Challenger is still in the process of securing a debt facility to meet short-term capital needs including those related to start-up of our rigs and to mitigate downtime that has affected Challenger’s operations due to past underinvestment in adequate rig supplies and spare equipment.  The debt facility is a pivotal component in determining the long-term success of Challenger.

    Contract Drilling Expense. Direct rig cost decreased $11.4 million to $69.9 million for the six months ended June 30, 2008 from $81.3 million for the same period in 2007. This 14% decrease is primarily due to the decrease in revenue days and the decrease in average number of operating rigs in our fleet for the six months ended June 30, 2008 as compared to the same period in 2007.  As a percentage of contract drilling revenue, drilling expense increased to 61% for the three-month period ended June 30, 2008 from 57% for the same period in 2007 due primarily to a decrease in dayrates for the six months ended June 30, 2008 as compared to the same period in 2007.

    Well Service Expense. Well service expense increased $5.1 million to $11.0 million for the six months ended June 30, 2008 from $5.9 million for the same period in 2007.  This 86% increase is primarily due to the increase in revenue hours and the average number of operating workover rigs in our fleet for the six months ended June 30, 2008 as compared to the same period in 2007.

    Depreciation Expense. Depreciation expense increased $2.3 million to $24.4 million for the six months ended June 30, 2008 from $22.1 million for the same period in 2007. The increase is primarily due to the 4% increase in fixed assets.

    General and Administrative Expense. General and administrative expense increased $1.1 million to $11.2 million for the six months ended June 30, 2008 from $10.1 million for the same period in 2007. The increase is the result of an increase in payroll costs of $1.1 million, an increase in stock compensation expense of $915,000, and an increase in professional fees expense of $304,000  The increase in payroll costs is primarily due to our increased administrative employee count and related wage increases.  The increase in stock compensation expense is attributed to grants of restricted stock during 2007 and the six months ended June 30, 2008.  The increase in professional fees is due to services provided related to the Challenger transaction and merger agreement.  These increases were partially offset by a decrease in accounts receivable write offs of $1.2 million and a decrease in yard expense of $332,000.

    Interest Expense. Interest expense increased $324,000 to $2.4 million for the six months ended June 30, 2008 from $2.1 million for the same period in 2007. The increase is due to a decrease in the capitalization of interest related to our rig refurbishment program and a higher outstanding balance on our revolving credit facility partially offset by a decrease in the average interest rate on our revolving credit facility. We capitalized $459,000 of interest for the six months ended June 30, 2008 as compared to $903,000 for the same period in 2007.

    Income Tax Expense. We recorded a tax expense of $7.2 million for the six months ended June 30, 2008 all of which was deferred tax expense. This compares to a deferred tax expense of $12.5 million for the six months ended June 30, 2007. This decrease is due to the decrease in pre-tax income.

Liquidity and Capital Resources

    Operating Activities. Net cash provided by operating activities was $38.3 million for the six months ended June 30, 2008 as compared to $32.9 million in 2007. The increase of $5.4 million from 2007 to 2008 was primarily due to an increase in cash receipts from customers, partially offset by higher cash payments to suppliers.

    Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used in investing activities was $43.0 million for the six months ended June 30, 2008 as compared to $31.7 million for the same period in 2007.   For the six months ended June 30, 2008, we used $41.0 million to purchase fixed assets and $5.1 million to purchase an equity interest in Challenger.  These amounts were partially offset by $3.0 million of proceeds received from the sale of assets.  For the six months ended June 30, 2007, we used $ 31.8 million to purchase fixed assets and $2.3 million to purchase Eagle Well Service, Inc, or Well Services.  These amounts were partially offset by $2.4 million of proceeds received from the sale of assets.

    Financing Activities. Our cash flows provided by financing activities were $8.8 million for the six months ended June 30, 2008 as compared to $7.0 million used in financing activities for the same period in 2007. For the six months ended June 30, 2008, our net cash provided by financing activities related to borrowings of $10.0 million under our credit facility with Fortis Capital Corp. and borrowings of $846,000 from various lenders, partially offset by principal payments of $2.0 million to various lenders.  Our net cash used in 2007 for financing activities related to principal payments of $19.0 million under our credit agreement with Fortis Capital Corp., partially offset by borrowings of $12.0 million under our credit facility with Fortis Capital Corp.

    Sources of Liquidity. Our primary sources of liquidity are cash from operations and debt and equity financing.

    Debt Financing.   On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., Calyon Corporate and Investment Bank, Merrill Lynch Capital, Comerica Bank and Caterpillar Financial Services Corporation. The revolving credit facility matures on January 13, 2009. The Company intends to refinance the revolving credit facility during 2008.  The initial aggregate revolving commitment of $150.0 million is automatically and permanently reduced by $10.0 million at the end of each fiscal quarter starting September 30, 2006.  The aggregate revolving commitment was $80.0 million as of June 30, 2008.  We had $2.6 million available under the credit facility at June 30, 2008. Loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to “Adjusted EBITDA,” as defined in the credit agreement.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and six months ended June 30, 2008 were $56,000 and $115,000, respectively, and for the three and six months ended June 30, 2007 were $68,000 and $149,000, respectively.  Our subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the shares of capital stock of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.75 to 1.00 and a maximum total leverage ratio of 2.00 to 1.00. We were in compliance with all covenants at June 30, 2008.  The revolving credit facility provides for mandatory prepayments under certain circumstances. The revolving credit facility contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $3.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolving credit facility may be terminated and all of our obligations under the revolving credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

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

Capital Expenditures.

    We believe that cash flow from our operations and borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months.  During 2008, the Company intends to refinance its revolving credit facility that matures on January 13, 2009.  However, additional capital may be required for future acquisitions. While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us.

 Item 3. Quantitative and Qualitative Disclosures About Market Risks

    We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to Adjusted EBITDA, as defined in our credit agreement with Fortis Capital Corp. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $436,000 annually, based on the $70.0 million outstanding in the aggregate under our credit facility as of June 30, 2008.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting.

    There were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

 Item 1. Legal Proceedings

Following the announcement of the merger agreement on January 24, 2008, three purported class action complaints were filed challenging the proposed merger between Allis-Chalmers, Bronco and Merger Sub. Two complaints were filed in Oklahoma in the District Court of Oklahoma County, the first on January 29, 2008, which we refer to as the Boothe action, and the second on February 28, 2008, which we refer to as the Goff action. The defendants named in both actions are Bronco, the Bronco board of directors and Allis-Chalmers. On April 9, 2008, the Boothe action and the Goff action were consolidated into a single action, which we refer to as the Oklahoma action. The defendants named in the Oklahoma action are Bronco, the Bronco board of directors and Allis-Chalmers. The third complaint was filed in the Delaware Court of Chancery on January 29, 2008, which we refer to as the Delaware action. The defendants named in the Delaware action are Bronco, the Bronco board of directors, Allis-Chalmers and Merger Sub.

The Oklahoma and Delaware actions generally allege that the proposed merger consideration is inadequate, that the Bronco board of directors breached its fiduciary duties and that Allis-Chalmers has aided and abetted the Bronco board of directors’ alleged breaches of fiduciary duties. The actions also allege that the preliminary joint proxy statement/prospectus included as part of Allis-Chalmers’ registration statement on Form S-4, filed with the SEC on February 20, 2008, contains materially incomplete and misleading information. The actions generally request, among other things, that the suits be designated class actions on behalf of the Bronco stockholders, that the proposed merger be enjoined and that the Bronco board of directors undertake an auction of Bronco or otherwise take action to maximize stockholder value. Additionally, the Delaware action requests that all allegedly misleading or omitted information be corrected in Allis-Chalmers’ preliminary joint proxy statement/prospectus. The Delaware action seeks monetary damages for Bronco’s stockholders and the Oklahoma action requests that the proposed merger be rescinded if it is consummated. All stockholders of Allis-Chalmers and Bronco are encouraged to read the complaints in their entirety to apprise themselves of the plaintiffs’ allegations, which the plaintiffs purport to make on behalf of themselves and Bronco’s other stockholders.

Allis-Chalmers and Bronco filed motions to dismiss the Boothe action on February 21, 2008 and February 19, 2008, respectively. In response to these motions, the parties to the Boothe action agreed to extend the time for the plaintiff to amend his complaint, and for the defendants to amend or withdraw their motions to dismiss, or file answers to the amended complaint. After the Boothe action and the Goff action were consolidated into the Oklahoma action on April 9, 2008, the plaintiffs in the Oklahoma action filed a consolidated amended complaint on April 17, 2008. Allis-Chalmers filed a motion to dismiss the amended complaint on May 14, 2008, and Bronco and the Bronco board of directors filed a motion to dismiss the amended complaint on May 19, 2008. In response to these motions, the parties to the Oklahoma action agreed to extend the time for the plaintiffs to respond to the defendants’ motions to dismiss. Under the agreement, the plaintiffs must respond by September 3, 2008. Discovery in the Oklahoma action is ongoing at this time.

The plaintiff in the Delaware action filed an amended complaint on April 23, 2008. The parties to the Delaware action agreed to indefinitely extend the time for the defendants to respond to the plaintiff’s amended complaint. Under the agreement, no defendant must answer the plaintiff’s amended complaint or otherwise respond until one of the following two events occurs: (1) the plaintiff files a second amended complaint, in which case the defendants will have 30 days from the date of service to answer the second amended complaint or otherwise respond; or (2) the plaintiff provides written notice to all the defendants that each defendant must answer the amended complaint, in which case each defendant will have, upon receiving the written notice, 30 days to answer the amended complaint or otherwise respond. Discovery in the Delaware action is ongoing at this time.

Allis-Chalmers, Bronco, the Bronco board of directors and Merger Sub deny the substantive allegations in the two complaints, believe the claims asserted are baseless and intend to vigorously defend these actions.  As of this time, no order has been issued in either proceeding that would preclude the consummation of the merger.  Each of Allis-Chalmers and the Company has the right to terminate the merger agreement in the event a court enjoins the consummation of the merger.

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

2.3
First Amendment, dated as of June 1, 2008, to Agreement and Plan of Merger by and among Allis-Chalmers Energy, Inc., Bronco Drilling Company, Inc. and Elway Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on June 2, 2008).

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

Dated: August 8, 2008	BRONCO DRILLING COMPANY, INC.

	By:	/s/ Zachary M. Graves
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: August 8, 2008	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)