Form 10-Q
period 2008-11-05
Bronco Drilling Company, Inc.
filed 2008-11-07
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 26,809,751 shares of common stock were outstanding.

 BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,057	$5,721
Receivables
Trade and other, net of allowance for doubtful accounts of
$1,222 and $1,834 in 2008 and 2007, respectively	58,822	61,499
Contract drilling in progress	3,018	2,128
Income tax receivable	1,414	1,191
Current deferred income taxes	642	775
Current maturities of note receivable	5,078	-
Prepaid expenses	1,351	705
Total current assets	72,382	72,019

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	495,462	510,962
Transportation, office and other equipment	43,201	41,942
	538,663	552,904
Less accumulated depreciation	113,408	86,274
	425,255	466,630

OTHER ASSETS
Goodwill	24,328	23,908
Note receivable, less current maturities	5,070	-
Investment in Challenger	77,986	-
Restricted cash and deposit	2,829	2,745
Intangibles, net, and other	6,904	3,303
	117,117	29,956

	$614,754	$568,605

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$23,767	$16,715
Accrued liabilities	15,135	19,280
Current maturities of long-term debt	1,488	1,256

Total current liabilities	40,390	37,251

LONG-TERM DEBT, less current maturities	86,594	66,862

DEFERRED INCOME TAXES	75,227	68,063

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000 shares authorized;
26,346 and 26,031 shares issued and outstanding
at September 30, 2008 and December 31, 2007	266	262

Additional paid-in capital	302,734	298,195

Retained earnings	109,543	97,972
Total stockholders' equity	412,543	396,429

	$614,754	$568,605

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUES
Contract drilling revenues, including 1%, 0%, 1%,
and 1% to related parties	$63,509	$70,441	$178,076	$214,311
Well service, including 5%, 0%, 2%, and 0% to
related parties	9,474	5,845	27,017	15,676
Gain (loss) on Challenger transactions	(63)	-	3,138	-
	72,920	76,286	208,231	229,987
EXPENSES
Contract drilling	39,190	39,135	109,099	120,448
Well service	8,201	3,931	19,222	9,853
Depreciation and amortization	12,939	9,219	37,321	31,317
General and administrative	13,199	5,353	24,353	15,444
	73,529	57,638	189,995	177,062

Income (loss) from operations	(609)	18,648	18,236	52,925

OTHER INCOME (EXPENSE)
Interest expense	(969)	(1,009)	(3,356)	(3,071)
Interest income	43	366	1,052	617
Equity in income of Challenger	1,078	-	2,854	-
Other, net	(520)	72	(67)	238
	(368)	(571)	483	(2,216)
Income (loss) before income taxes	(977)	18,077	18,719	50,709
Income tax expense (benefit)	(60)	7,009	7,148	19,540

NET INCOME (LOSS)	$(917)	$11,068	$11,571	$31,169

Income (loss) per common share-Basic	$(0.03)	$0.43	$0.44	$1.20

Income (loss) per common share-Diluted	$(0.03)	$0.42	$0.44	$1.20

Weighted average number of shares outstanding-Basic	26,290	26,025	26,275	25,984

Weighted average number of shares outstanding-Diluted	26,290	26,126	26,363	26,064

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)
For the nine months ended September 30, 2008
(Unaudited)

			Additional		Total
	Common	Common	Paid In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2008	26,031	$262	$298,195	$97,972	$396,429

Net income	-	-	-	11,571	11,571

Stock compensation	315	4	4,539	-	4,543

Balance as of September 30, 2008	26,346	$266	$302,734	$109,543	$412,543

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$11,571	$31,169
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	37,759	31,758
Bad debt expense	135	2,061
Loss (gain) on sale of assets	1	(1,189)
Gain on Challenger transactions	(3,138)	-
Equity in income of Challenger	(2,854)	-
Stock compensation	4,543	2,676
Provision for deferred income taxes	7,148	15,077
Changes in current assets and liabilities:
Receivables	2,234	(6,291)
Contract drilling in progress	(890)	579
Prepaid expenses	(683)	(629)
Other assets	586	(272)
Accounts payable	(5,430)	(12,529)
Accrued expenses	(4,145)	(675)
Income taxes payable	(493)	(5,545)

Net cash provided by operating activities	46,344	56,190

Cash flows from investing activities:
Restricted cash account	70	-
Business acquisitions, net of cash acquired	(5,063)	(2,306)
Proceeds from sale of assets	4,679	3,492
Purchase of property and equipment	(64,880)	(54,094)

Net cash used in investing activities	(65,194)	(52,908)

Cash flows from financing activities:
Proceeds from borrowings	21,100	12,000
Payments of debt	(2,413)	(24,219)
Debt issue costs	(3,501)	-

Net cash provided by (used in) financing activities	15,186	(12,219)

Net decrease in cash and cash equivalents	(3,664)	(8,937)

Beginning cash and cash equivalents	5,721	10,608

Ending cash and cash equivalents	$2,057	$1,671

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$2,838	$2,831
Income taxes paid	493	10,005
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition	-	8,527
Common stock issued for acquisition	-	15,124
Debt assumed in acquistion	-	6,516
Notes issued for acquisition of property and equipment	1,277	3,649
Assets exchanged/sold for equity interest and note receivable	72,503	-
Common stock received for payment of receivable	1,900	-
Purchase of property and equipment in accounts payable	12,480	11,590

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2008, the related results of operations for the three months and nine months ended September 30, 2008 and 2007 and the cash flows for the nine months ended September 30, 2008 and 2007.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

    The results of operations for the three months and nine months ended September 30, 2008 are not necessarily an indication of the results expected for the full year.

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

Property and Equipment

    Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired or refurbished rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $37,587 and $61,604 as of September 30, 2008 and December 31, 2007, respectively.  Due to immateriality, gains and losses on dispositions with the exception of the Challenger transactions are included in contract drilling and well service revenues.

    The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the nine months ended September 30, 2008 and 2007, the Company capitalized $663 and $1,269, respectively, and for the three months ended September 30, 2008 and 2007, the Company capitalized $205 and $366, respectively, of interest costs incurred during the construction periods of certain drilling rigs.

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

    The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense. As of September 30, 2008, the tax years ended December 31, 2004 through December 31, 2007 are open for examination by the Company's major taxing jurisdictions, which are the United States, and the states of Oklahoma and Texas.

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

    In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

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

    In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial position or results of operations.

2. Acquisitions

On January 9, 2007, the Company completed the acquisition of 31 workover rigs, 24 of which were in service at the time of the acquisition, from Eagle Well Service, Inc. (“Well Service”) and related subsidiaries for $2,567 in cash, 1,070,390 shares of our common stock with a fair market value of $15,125, and the assumption of debt of $6,527, liabilities of $678, and additional deferred income taxes of $7,608.  This acquisition provided a platform for the Company to expand into the well service industry.  The Company acquired the stock of Well Service, which was accounted for using the purchase method of accounting.  The deferred tax liability assumed in the acquisition was the main factor that resulted in the Company recording goodwill, all of which is not deductible for tax purposes.  The amortizable intangibles acquired include trade name and customer lists, which will be amortized over two and five years, respectively.  The operations related to the Well Service acquisition are included in the Company’s statement of operations as of the respective closing date.

The following table summarizes the final allocation of purchase price to the Company’s acquisition of Well Service:

Assets acquired:
Cash	$198
Prepaid expenses	227
Accounts receivable	1,667
Workover equipment	23,912
Vehicles	1,943
Other equipment	244
Customer lists	910
Trade name	190
Goodwill	3,214
$32,505

    On January 4, 2008, we acquired a 25% equity interest in Challenger Limited (“Challenger”), in exchange for six drilling rigs and $5,063 in cash.  The Company’s 25% interest at September 30, 2008 was based on 64,957,265 shares of Challenger issued.  The Company recorded equity in income of Challenger of $1,078 and $2,854 for the three months and nine months ended September 30, 2008 related to its equity investment in Challenger.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  Five of the contributed drilling rigs were from our existing marketed fleet and one was a newly constructed rig.  The general specifications of the contributed rigs are as follows:

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

    The Company recorded a net gain of $3,138 relating to the contribution and sale of rigs and equipment to Challenger.  The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.

    At September 30, 2008, the book value of our ordinary share investment in Challenger was $77,986.  The Company’s 25% share of the net assets of Challenger was estimated to be $36,857.  The Company is in the process of gathering additional information in order to finalize the accounting treatment related to these transactions, including the allocation of the difference between the amount of the Company’s investment and the amount of the underlying equity in the net assets of Challenger.  The Company will make an adjustment to record any identified intangibles and any additional amounts attributed to the Company's interest in the tangible assets and begin amortization, as required, upon completion of the allocation.

    Challenger is still in the process of securing a debt facility to meet short-term capital needs including those related to start-up of our rigs and to mitigate downtime that has affected Challenger’s operations due to past underinvestment in adequate rig supplies and spare equipment.  The Company believes that an entry into a debt facility by Challenger is an important factor in determining the long-term success of Challenger and anticipates that Challenger will continue to have unpredictable financial results in the near future.

3. Long-term Debt

Long-term debt consists of the following:
	September 30, 2008	December 31, 2007
Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61
Interest on the notes ranges from 6.74% - 7.07%, with various due dates (1)	$3,328	$5,120

Revolving credit facility with Fortis Bank SA/NV, New York Branch, collateralized by the
Company's assets, and matures on September 29, 2013. Loans under the revolving
credit facility bear interest at variable rates as defined in the credit agreement. (2)	81,100	60,000

Note payable to Ameritas Life Insurance Corp., collateralized by the building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (3)	1,456	1,521

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $72, various due dates. (4)	2,015	1,184

Note payable to John Deere Construction & Forestry Company, collateralized by forklifts, payable in thirty-six monthly installments of $11, due December 1, 2009. (5)	157	258

Notes payable to Ford Credit, collateralized by truck, payable in principal and interest
installments of $1. Interest on the note is 2.9%, due November 10, 2010. (6)	26	35

	88,082	68,118
Less current installments	1,488	1,256

	$86,594	$66,862

(1)
On December 7, 2005, January 4, 2006, and June 12, 2006, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The loans provide for term installments in an aggregate amount not to exceed $4,512. The proceeds of the term loans were used to purchase four cranes.

(2)
On January 13, 2006, the Company entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole book runner, and a syndicate of lenders.  On September 29, 2008, the Company amended and restated this revolving credit facility.  This $150.0 million amended and restated credit facility is with Fortis Bank SA/NV, New York Branch, as administrative agent, joint lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., The Prudential Insurance Company of America, Legacy Bank, Natixis and Caterpillar Financial Services Corporation. The revolving credit facility matures on September 29, 2013.  Loans under the revolving credit facility bear interest at LIBOR plus a 4.0% margin or, at our option, the prime rate plus a 3.0% margin.   The Company incurred $3,501 in debt issue costs related to the amended and restated credit facility.

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and nine months ended September 30, 2008 were $106 and $221, respectively, and for the three and nine months ended September 30, 2007 were $112 and $261, respectively. The Company’s domestic subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the equity interests of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the Company’s ability to incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.05 to 1.00 for the four consecutive quarters ending March 29, 2009, 1.10 to 1.00 for the four consecutive quarters ending June 30, 2009 and 1.15 to 1.00 for the four consecutive quarters ending September 30, 2009 and each quarter thereafter and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at September 30, 2008.  The revolving credit facility provides for mandatory prepayments under certain circumstances.

(3)
On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building.  The loan provides for term installments in an aggregate not to exceed $1,590.

(4)
On various dates during 2007 and 2008, the Company entered into term loan agreements with General Motors Acceptance Corporation.  The loans provide for term installments in an aggregate not to exceed $2,516.  The proceeds of the term loans were used to purchase 61 trucks.

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

Long-term debt maturing each year subsequent to September 30, 2008 is as follows:

2009	$1,488
2010	1,495
2011	1,064
2012	768
2013	81,895
2014 and thereafter	1,372
$88,082

4. Workers’ Compensation and Health Insurance

The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $7,330 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At September 30, 2008 and December 31, 2007, the Company had deposits of $2,829 and $2,745, respectively, with an insurance company collateralizing a letter of credit. The deposit is reflected in restricted cash and deposit. Accrued expenses at September 30, 2008 and December 31, 2007 included approximately $3,565 and $2,959, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $100 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at September 30, 2008 and December 31, 2007 included approximately $1,518 and $409, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

5. Transactions with Affiliates

The Company has six operating leases with affiliated entities.  Related rent expense was approximately $185 and $340 for the three and nine months ended September 30, 2008. Related rent expense was approximately $45 and $83 for the three and nine months ended September 30, 2007.
The Company provided contract drilling services totaling $448 and $1,571 to affiliated entities during the three and nine months ended September 30, 2008.   The Company provided contract drilling services totaling $0 and $2,616 to affiliated entities during the three and nine months ended September 30, 2007.  The Company provided workover services totaling $432 and $661 to affiliated entities for the three and nine months ended September 30, 2008.

6. Commitments and Contingencies

Following the announcement of the Agreement and Plan of Merger, by and among Allis-Chalmers Energy Inc. (“Allis-Chalmers”), the Company and Elway Merger Sub, Inc. (“Merger Sub”), on January 24, 2008, three purported class action complaints were filed challenging the proposed merger. Two complaints were filed in Oklahoma in the District Court of Oklahoma County, the first on January 29, 2008 (the “Boothe action”), and the second on February 28, 2008 (the “Goff action”). On April 9, 2008, the Boothe action and the Goff action were consolidated into a single action (together, the “Oklahoma action”). The defendants named in the Oklahoma action are the Company, the board of directors of the Company and Allis-Chalmers. The third complaint was filed in the Delaware Court of Chancery on January 29, 2008 (the “Delaware action”). The defendants named in the Delaware action are the Company, the board of directors of the Company, Allis-Chalmers and Merger Sub.

The Oklahoma and Delaware actions generally alleged that the proposed merger consideration was inadequate, that the board of directors of the Company breached its fiduciary duties and that Allis-Chalmers aided and abetted the Company board of directors’ alleged breaches of fiduciary duties. The actions also allege that the preliminary joint proxy statement/prospectus included as part of Allis-Chalmers’ registration statement on Form S-4, filed with the SEC on February 20, 2008, contained materially incomplete and misleading information. The actions generally requested, among other things, that the suits be designated class actions on behalf of the Company’s stockholders, that the proposed merger be enjoined and that the board of directors of the Company undertake an auction of the Company or otherwise take action to maximize stockholder value. Additionally, the Delaware action requested that all allegedly misleading or omitted information be corrected in Allis-Chalmers’ preliminary joint proxy statement/prospectus. The Delaware action seeks monetary damages for the Company’s stockholders and the Oklahoma action requested that the proposed merger be rescinded if it is consummated.

Allis-Chalmers and the Company filed motions to dismiss the Boothe action on February 21, 2008 and February 19, 2008, respectively. In response to these motions, the parties to the Boothe action agreed to extend the time for the plaintiff to amend his complaint, and for the defendants to amend or withdraw their motions to dismiss, or file answers to the amended complaint. After the Boothe action and the Goff action were consolidated into the Oklahoma action on April 9, 2008, the plaintiffs in the Oklahoma action filed a consolidated amended complaint on April 17, 2008. Allis-Chalmers filed a motion to dismiss the amended complaint on May 14, 2008, and the Company and the board of directors of the Company filed a motion to dismiss the amended complaint on May 19, 2008. In response to these motions, the parties to the Oklahoma action agreed to extend the time for the plaintiffs to respond to the defendants’ motions to dismiss. Under the agreement, the plaintiffs were to respond by September 3, 2008. The parties revised this agreement to allow the plaintiffs to respond by November 3, 2008. On November 4, 2008, the plaintiffs in the Oklahoma action voluntarily dismissed the Oklahoma action.  The parties agreed to allow the court to maintain jurisdiction following the voluntary dismissal to consider the plaintiffs' application for reasonable attorney’s fees.

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

Allis-Chalmers, the Company, the board of directors of the Company and Merger Sub deny the substantive allegations in the two complaints, believe the claims asserted are baseless and intend to vigorously defend these actions.  The Company, Merger Sub and Allis Chalmers mutually terminated the merger agreement on August 8, 2008. The Company agreed to pay $4,500 to Allis-Chalmers to terminate the merger agreement.

Various other claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

7. Business Segments

The Company’s reportable business segments are contract land drilling and well servicing.  The contract drilling segment utilizes a fleet of land drilling rigs to provide contract drilling services to oil and natural gas exploration and production companies.  During the nine months ended September 30, 2008, our drilling rigs operated in Oklahoma, Texas, Colorado, Montana, Utah, North Dakota, Louisiana, and Wyoming.  The well servicing segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. During the nine months ended September 30, 2008, our workover rigs operated in Oklahoma, Texas, Kansas, Colorado, Arkansas, Wyoming, and New Mexico.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services.

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Contract drilling	Well servicing	Total
Three Months Ended September 30, 2008
Operating Revenues	$63,509	$9,474	$72,983
Direct operating costs	(39,190)	(8,201)	$(47,391)
Segment profits	$24,319	$1,273	$25,592
Depreciation and amortization	$11,360	$1,579	$12,939
Capital expenditures	$22,456	$2,265	$24,721
Identifiable assets	$548,183	$66,571	$614,754

Three Months Ended September 30, 2007
Operating Revenues	$70,441	$5,845	$76,286
Direct operating costs	(39,135)	(3,931)	$(43,066)
Segment profits	$31,306	$1,914	$33,220
Depreciation and amortization	$8,170	$1,049	$9,219
Capital expenditures	$16,073	$6,195	$22,268
Identifiable assets	$496,863	$50,872	$547,735

	Contract drilling	Well servicing	Total
Nine Months Ended September 30, 2008
Operating Revenues	$178,076	$27,017	$205,093
Direct operating costs	(109,099)	(19,222)	$(128,321)
Segment profits	$68,977	$7,795	$76,772
Depreciation and amortization	$33,009	$4,312	$37,321
Capital expenditures	$54,926	$9,954	$64,880
Identifiable assets	$548,183	$66,571	$614,754

Nine Months Ended September 30, 2007
Operating Revenues	$214,311	$15,676	$229,987
Direct operating costs	(120,448)	(9,853)	$(130,301)
Segment profits	$93,863	$5,823	$99,686
Depreciation and amortization	$28,668	$2,649	$31,317
Capital expenditures	$37,869	$16,225	$54,094
Identifiable assets	$496,863	$50,872	$547,735

    The following table reconciles the segment profits above to the operating income as reported in the consolidated statements of operations:

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Segment profits	$25,592	$33,220
General and administrative expenses	(13,199)	(5,353)
Depreciation and amortization	(12,939)	(9,219)
Gain (Loss) on Challenger transactions	(63)	-
Operating income (loss)	$(609)	$18,648

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Segment profits	$76,772	$99,686
General and administrative expenses	(24,353)	(15,444)
Depreciation and amortization	(37,321)	(31,317)
Gain (Loss) on Challenger transactions	3,138	-
Operating income	$18,236	$52,925

8. Net Income Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic:
Net income (loss)	$(917)	$11,068	$11,571	$31,169

Weighted average shares	26,290	26,025	26,275	25,984

Earnings (loss) per share	$(0.03)	$0.43	$0.44	$1.20

Diluted:
Net income (loss)	$(917)	$11,068	$11,571	$31,169

Weighted average shares:
Outstanding	26,290	26,025	26,275	25,984
Restricted stock/options	-	101	88	80
	26,290	26,126	26,363	26,064

Income (loss) per share	$(0.03)	$0.42	$0.44	$1.20

The weighted average number of diluted shares excludes 199 and 17,285 shares for the three months ended September 30, 2008 and 2007, respectively, and 7,405 and 25,216 shares for the nine months ended September 30, 2008 and 2007, respectively, subject to restricted stock awards due to their antidilutive effects.

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

10. Stock Options and Stock Option Plan

    The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”). The compensation cost that has been charged against income before taxes related to stock options was $22 and $1,029 for the three and nine months ended September 30, 2007, respectively.  These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued upon the exercise of the options will be from authorized but unissued common stock.

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

On April 20, 2007, the Company filed a Tender Offer Statement on Schedule TO relating to the Company’s offer to twenty-five eligible directors, officers, employees and consultants to exchange certain outstanding options to purchase shares of the Company’s common stock for restricted stock awards consisting of the right to receive restricted shares of the Company’s common stock (the “Restricted Stock Awards”). The offer expired on May 21, 2007. Pursuant to the offer, the Company accepted for cancellation eligible options to purchase 729,000 shares of the Company’s common stock tendered by directors, officers, employees and consultants eligible to participate in the offer.  Subject to the terms and conditions of the offer, on May 21, 2007 the Company granted one Restricted Stock Award in exchange for every two shares of common stock underlying the eligible options tendered.  Half of the Restricted Stock Awards vested on January 1, 2008, and the balance of the Restricted Stock Awards will vest on January 1, 2009, subject to earlier vesting or forfeiture in certain circumstances. The Company granted the Restricted Stock Awards under the 2006 Plan.

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

Under the 2005 Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. Under the 2006 Plan, employee stock options become exercisable to the extent the options have become vested pursuant to the vesting schedule set forth in the applicable stock option award certificate, and all options generally expire ten years after the date of grant.  The Plans provide that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The Company did not have any outstanding options at September 30, 2008.

The Company has not declared dividends since it became a public company and does not intend to do so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted simplified method.  In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black–Scholes model. The following table provides information relating to activity in the Plans during the first nine months of 2008:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value

Options outstanding at December 31, 2007	20,000	$26.14	8.30	$(227)
Granted	-	-
Exercised	-	-
Converted	-	-
Forfeited/expired	(20,000)	26.14

Options outstanding at September 30, 2008	-	$-	-	$-

Options fully vested and exercisable at September 30, 2008	-	$-	-	$-

		Weighted Average	Aggregate
		Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Options nonvested at December 31, 2007	9,319	$13.34	$121
Granted	-	-	-
Vested	-	-	-
Converted	-	-	-
Forfeited/expired	(9,319)	13.34	(121)

Options nonvested at September 30, 2008	-	$-	$-

    As of September 30, 2008, there was $0 total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

11. Restricted Stock

    Under all restricted stock awards to date, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the three and nine months ended September 30, 2008, related to shares of restricted stock was $1,954 and $4,543, respectively, and for the three and nine months ended September 30, 2007 was $981 and $1,647, respectively.  Restricted stock activity for the nine months ended September 30, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	553,445	$16.64
Granted	232,874	13.98
Vested	(321,889)	16.40
Forfeited/expired	(750)	16.69

Outstanding at September 30, 2008	463,680	$15.45

    There was $3,708 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.17 years as of September 30, 2008.

12. Employee Benefit Plans

    The Company implemented a new 401(k) retirement plan for its eligible employees during 2007. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the three and nine months ended September 30, 2008 were $299 and $839, respectively, and for the three and nine months ended September 30, 2007 were $270 and $780, respectively.

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

Overview

    We provide contract land drilling and workover services to oil and natural gas exploration and production companies. As of October 31, 2008, we owned a fleet of 56 land drilling rigs, of which 45 were marketed and 11 were held in inventory. We also owned a fleet of 61 workover rigs, of which 56 were operating and five were in the process of being refurbished. As of October 31, 2008, we also owned a fleet of 66 trucks used to transport our rigs.

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

    We currently operate our drilling rigs in Oklahoma, Texas, Colorado, North Dakota, Louisiana and Mexico.  Our workover rigs are currently operating in Oklahoma, Texas, Kansas, Colorado, Arkansas, and New Mexico.  A majority of the wells we drill for our customers are drilled in unconventional basins also known as resource plays. These plays are generally characterized by complex geologic formations that often require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 56 rigs includes 36 rigs ranging from 950 to 2,500 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required and have the capability of drilling horizontal and directional wells, which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the drilling activity in our core operating areas.

    We earn our contract drilling revenues by drilling oil and natural gas wells for our customers. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have 28 of our rigs operating under agreements with durations of up to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

    For the three and nine months ended September 30, 2008 and 2007 and for the years ended December 31, 2007, 2006 and 2005, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2008	2007	2008	2007	2007	2006	2005
Average number of operating rigs	42	53	44	52	51	45	17
Revenue days	3,208	3,739	9,412	10,995	14,245	15,202	5,781
Utilization Rates	84%	76%	78%	77%	76%	93%	95%

    The decrease in the number of revenue days in the three and nine month-periods ended September 30, 2008 as compared to the same period in 2007 is attributable to a decrease in our average number of operating rigs due primarily to the rigs sold and contributed to Challenger.  See “—Recent Highlights” below.

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

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At September 30,	At December 31,
	2008	2007	2006	2005

Crude oil (Bbl)	$100.64	$95.98	$61.05	$61.04
Natural gas (Mmbtu)	$7.44	$7.48	$6.30	$11.23
U.S. Land Rig Count	1,926	1,719	1,626	1,391

As of October 31, 2008, the price for  near month delivery contracts for crude oil and natural gas as traded on the NYMEX were 67.81 and 6.78, respectively. As of October 31, 2008 the U.S. Land Rig Count according to Baker Hughes was 1,906.

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

Revenue and Cost Recognition—We earn our revenues by drilling oil and natural gas wells for our customers under daywork or footage contracts. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. Mobilization revenues and costs are deferred and recognized over the drilling days of the related well. Individual wells are usually completed in less than 120 days. We follow the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, drilling revenues and costs related to a well in progress are recognized proportionately over the time it takes to drill the well. Percentage of completion is determined based upon the amount of expenses incurred through the measurement date as compared to total estimated expenses to be incurred drilling the well. Mobilization costs are not included in costs incurred for percentage-of-completion calculations. Mobilization costs on footage contracts and daywork contracts are deferred and recognized over the days of actual drilling. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. When estimates of revenues and expenses indicate a loss on a contract, the total estimated loss is accrued.

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

Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at September 30, 2008 and December 31, 2007. At September 30, 2008 and December 31, 2007, our contract drilling in progress totaled $3.0 million and $2.1 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $1.2 million and $1.8 million at September 30, 2008 and December 31, 2007, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

Asset Impairment and Depreciation—We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  We also evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value. A one percent write-down in the cost of our drilling equipment, intangible assets, and goodwill, at September 30, 2008, would have resulted in a corresponding decrease in our net income of approximately $2.8 million.

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

We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the three and nine months ended September 30, 2008, we capitalized approximately $205,000 and $663,000, respectively, and during the three and nine months ended September 30, 2007 we capitalized approximately $366,000 and $1.3 million, respectively.

Stock Based Compensation--- We have adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $2.0 million and $4.5 million for the three and nine months ended September 30, 2008, respectively, and $1.0 million  and $2.7 million for the three and nine months ended September 30, 2007, respectively.

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

The Company’s board of directors and a majority of the Company’s stockholders approved the Company’s 2006 Stock Incentive Plan, effective April 20, 2006.  No further awards will be made under the 2005 Plan.  The purpose of the 2006 Plan is to provide a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of the Company’s common stock through the granting of one or more of the following awards: (1) incentive stock options, (2) nonstatutory stock options, (3) restricted awards, (4) performance awards and (5) stock appreciation rights.  The maximum aggregate amount of the Company’s common stock which may be issued upon exercise of all awards under the 2006 Plan, may not exceed 2,500,000 shares, less shares underlying options granted to employees under the 2005 Plan prior to the adoption of the 2006 Plan.  There have been no stock options exercised under the 2006 Plan.

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

Other Accounting Estimates—Our other accrued expenses as of September 30, 2008 and December 31, 2007 included accruals of approximately $3.6 million and $3.0 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $7.3 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At September 30, 2008 and December 31, 2007, we had deposits of $2.8 million and $2.7 million, respectively, with an insurance company collateralizing a letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

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

    In May 2008, the FASB issued SFAS No. 162 or SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position or results of operations.

Recent Highlights

The following are highlights that impacted our liquidity or results of operations for the nine months ended September 30, 2008:

    On January 4, 2008, Bronco MENA Investments LLC, one of our wholly-owned subsidiaries, closed a transaction with Challenger Limited, or Challenger, a company organized under the laws of the Isle of Man, and certain of its affiliates to acquire a 25% equity interest in Challenger in exchange for six drilling rigs and $5.1 million in cash.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  We also sold to Challenger four drilling rigs and ancillary equipment for $13.0 million, payable in installments.  We recorded a net gain of $3.1 million relating to the exchange and sale of rigs and equipment to Challenger.  Prior to these transactions, Challenger owned a fleet of 23 rigs.  We recorded equity in income of Challenger of $1.1 million and $2.9 million for the three and nine months ended September 30, 2008 related to our equity investment in Challenger.

     Eight of the rigs contributed or sold to Challenger are in Libya.  Challenger is still in the process of securing a debt facility to meet short-term capital needs, including $14.7 million of liabilities due to Bronco, and those related to start-up of our rigs and to mitigate downtime that has affected Challenger’s operations due to past underinvestment in adequate rig supplies and spare equipment.  We believe that an entry into a debt facility by Challenger is an important factor in determining the long-term success of Challenger and anticipate that Challenger will continue to have unpredictable financial results in the near future.

    On January 23, 2008, we entered into an Agreement and Plan of Merger, as amended by the First Amendment thereto, dated as of June 1, 2008, which together we refer to as the merger agreement, with Allis-Chalmers and Merger Sub, providing for the acquisition of us by Allis-Chalmers.  Pursuant to the merger agreement, we and Allis-Chalmers agreed that, subject to the satisfaction of several closing conditions (including approval by each company’s stockholders), Bronco would merge with and into Merger Sub, a wholly-owned subsidiary of Allis-Chalmers, and Merger Sub would survive the merger and simultaneously change its name to “Bronco Drilling Company LLC”.  The merger agreement was approved by our board of directors and by the respective boards of directors of Allis-Chalmers and Merger Sub.  The proposed merger was terminated mutually by us and Allis-Chalmers on August 8, 2008.  We incurred $6.0 million in expense during the third quarter related to the proposed merger.

Results of Operations

Three Months Ended September  30, 2008 Compared to Three Months Ended September 30, 2007

    Contract Drilling Revenue. For the three months ended September 30, 2008, we reported contract drilling revenues of $63.5 million, a 10% decrease from revenues of $70.4 million for the same period in 2007. The decrease is primarily due to a decrease in revenue days and average number of rigs working for the three months ended September 30, 2008 as compared to the same period in 2007. Revenue days decreased 14% to 3,208 days for the three months ended September 30, 2008 from 3,739 days during the same period in 2007. Our average number of operating rigs decreased to 42 from 53, or 21%, for the three months ended September 30, 2008 as compared to the same period in 2007. The decrease in the number of revenue days and size of our operating rig fleet for the three months ended September 30, 2008, as compared to the same period in 2007, is primarily due to the sale and contribution of rigs to Challenger. The decrease was partially offset by an increase in average dayrates for our drilling services of $613, or 4%, to $17,869 for the three months ended September 30, 2008 from $17,256 in the same period in 2007.

    Well Service Revenue.  For the three months ended September 30, 2008, we reported well service revenues of approximately $9.5 million, a 62% increase from revenues of $5.8 million for the same period in 2007.  The increase is primarily due to an increase in revenue hours, average number of operating workover rigs, and the average hourly rate for the three months ended September 30, 2008 as compared to the same period in 2007.  Revenue hours increased 48% to 25,401 hours for the three months ended September 30, 2008 from 17,184 hours during the same period in 2007.  Our average number of operating workover rigs increased to 54 from 35, or 54%, for the three months ended September 30, 2008 as compared to the same period in 2007.  The increase in revenue hours and size of our operating workover rig fleet is due to additional workover rigs purchased during 2008.  The average hourly rate increased to $373 from $340, or 10%, for the three months ended September 30, 2008 as compared to the same period in 2007.

    Equity in Income of Challenger.  Equity in income of Challenger was $1.1 million for the three months ended September 30, 2008 related to our investment in Challenger.  Challenger is still in the process of securing a debt facility to meet short-term capital needs including those related to start-up of our rigs and to mitigate downtime that has affected Challenger’s operations due to past underinvestment in adequate rig supplies and spare equipment.  We believe that an entry into a debt facility is an important factor in determining the long-term success of Challenger and repaying amounts due to Bronco.

    Contract Drilling Expense. Direct rig cost increased $56,000 to $39.2 million for the three months ended September 30, 2008 from $39.1 million for the same period in 2007. This increase is primarily due to an increase in daily operating expenses partially offset by the decrease in revenue days and the decrease in average number of operating rigs in our fleet for the three months ended September 30, 2008 as compared to the same period in 2007.  As a percentage of contract drilling revenue, drilling expense increased to 62% for the three-month period ended September 30, 2008 from 56% for the same period in 2007 due primarily to a wage increase that was enacted at the beginning of the third quarter.

    Well Service Expense. Well service expense increased $4.3 million to $8.2 million for the three months ended September 30, 2008 from $3.9 million for the same period in 2007.  This 109% increase is primarily due to the increase in revenue hours and the average number of operating workover rigs in our fleet for the three months ended September  30, 2008 as compared to the same period in 2007 and an increase in workers compensation expense of $1.4 million due primarily to one claim.

    Depreciation Expense. Depreciation expense increased $3.7 million to $12.9 million for the three months ended September 30, 2008 from $9.2 million for the same period in 2007. The increase is primarily due to the 4% increase in fixed assets and an entry to credit depreciation expense in the third quarter of 2007 for $2.1 million related to a change in the depreciable life of certain rig components that moved between working rigs and the yard.

    General and Administrative Expense. General and administrative expense increased $7.8 million to $13.2 million for the three months ended September 30, 2008 from $5.4 million for the same period in 2007. The increase is primarily attributed to the termination fee of $4.5 million paid to Allis-Chalmers upon termination of the proposed merger. Attorney expense increased $1.0 million and consulting fees expense increased $501,000 primarily due to the terminated merger.  The remaining increase is due to an increase in administrative salaries of $1.1 million, and an increase in stock compensation expense of $951,000.  The increase in administrative salaries and stock compensation expense is primarily due to the termination of our employment agreement with Larry Bartlett, our former Senior Vice President of Rig Operations, during the third quarter of 2008.  These increases were partially offset by a decrease in accounts receivable write offs of $453,000.

    Interest Expense. Interest expense decreased $39,000 to $969,000 for the three months ended September 30, 2008 from $1.0 million for the same period in 2007. The decrease is due to a decrease in the average interest rate on our revolving credit facility partially offset by a higher outstanding balance on our revolving credit facility and a decrease in the capitalization of interest related to our rig refurbishment program.  We capitalized $205,000 of interest for the three months ended September 30, 2008 as compared to $366,000 for the same period in 2007.

    Income Tax Expense (Benefit). We recorded a tax benefit of $60,000 for the three months ended September 30, 2008. This compares to a deferred tax expense of $7.0 million for the three months ended September 30, 2007. This decrease is due to the decrease in pre-tax income.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

    Contract Drilling Revenue. For the nine months ended September 30, 2008, we reported contract drilling revenues of $178.1  million, a 17% decrease from revenues of $214.3 million for the same period in 2007. The decrease is primarily due to a decrease in dayrates, revenue days and average number of rigs working for the nine months ended September 30, 2008 as compared to the same period in 2007. Average dayrates for our drilling services decreased $875, or 5%, to $17,202 for the nine months ended September 30, 2008 from $18,077 in the same period in 2007. Revenue days decreased 14% to 9,412 days for the nine months ended September 30, 2008 from 10,995 days during the same period in 2007. Our average number of operating rigs decreased to 44 from 52, or 15%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease in the number of revenue days and size of our operating rig fleet for the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to the sale and contribution of rigs to Challenger.

    Well Service Revenue.  For the nine months ended September 30, 2008, we reported well service revenues of approximately $27.0 million, a 72% increase from revenues of $15.7 million for the same period in 2007.  The increase is primarily due to an increase in revenue hours and average number of operating workover rigs for the nine months ended September 30, 2008 as compared to the same period in 2007.  Revenue hours increased 71% to 74,798 hours for the nine months ended September 30, 2008 from 43,657 hours during the same period in 2007.  Our average number of operating workover rigs increased to 52 from 29, or 79%, for the nine months ended September 30, 2008 as compared to the same period in 2007.  The increase in revenue hours and size of our operating workover rig fleet is due to additional workover rigs purchased.

    Equity in Income of Challenger.  Equity in income of Challenger was $2.9 million for the nine months ended September 30, 2008 related to our investment in Challenger.  Challenger is still in the process of securing a debt facility to meet short-term capital needs including those related to start-up of our rigs and to mitigate downtime that has affected Challenger’s operations due to past underinvestment in adequate rig supplies and spare equipment.  We believe that an entry into a debt facility is an important factor in determining the long-term success of Challenger and repaying amounts due to Bronco.

    Contract Drilling Expense. Direct rig cost decreased $11.3 million to $109.1 million for the nine months ended September 30, 2008 from $120.4 million for the same period in 2007. This 9% decrease is primarily due to the decrease in revenue days and the decrease in average number of operating rigs in our fleet for the nine months ended September 30, 2008 as compared to the same period in 2007.  As a percentage of contract drilling revenue, drilling expense increased to 61% for the three-month period ended September 30, 2008 from 56% for the same period in 2007 due primarily to a wage increase that was enacted at the beginning of the third quarter.

    Well Service Expense. Well service expense increased $9.3 million to $19.2 million for the nine months ended September 30, 2008 from $9.9 million for the same period in 2007.  This 95% increase is primarily due to the increase in revenue hours and the average number of operating workover rigs in our fleet for the nine months ended September 30, 2008 as compared to the same period in 2007 and an increase in workers compensation expense of $1.4 million due primarily to one claim.

    Depreciation Expense. Depreciation expense increased $6.0 million to $37.3 million for the nine months ended September 30, 2008 from $31.3 million for the same period in 2007. The increase is primarily due to the 4% increase in fixed assets and an entry to credit depreciation expense in the third quarter of 2007 for $2.1 million related to a change in the depreciable life of certain rig components that moved between working rigs and the yard.

    General and Administrative Expense. General and administrative expense increased $9.0 million to $24.4 million for the nine months ended September 30, 2008 from $15.4 million for the same period in 2007. The increase is primarily attributed to the termination fee of $4.5 million paid to Allis-Chalmers upon termination of the proposed merger. Attorney expense increased $1.1 million and consulting fees expense increased $521,000 primarily due to the terminated merger.  The remaining increase is due to an increase in administrative salaries of $2.2 million, and an increase in stock compensation expense of $1.9 million.  The increase in administrative salaries and stock compensation expense is primarily due to the termination of our employment agreement with Larry Bartlett, our former Senior Vice President of Rig Operations, during the third quarter of 2008.  The remainder of the increase in administrative salaries and related is due to our increased employee count and selected wage increases.  The remainder of the increase in stock compensation expense is due to additional awards of restricted stock during 2008.  These increases were partially offset by a decrease in accounts receivable write offs of $1.7 million..

    Interest Expense. Interest expense increased $285,000 to $3.4 million for the nine months ended September 30, 2008 from $3.1 million for the same period in 2007. The increase is due to a decrease in the capitalization of interest related to our rig refurbishment program and a higher outstanding balance on our revolving credit facility partially offset by a decrease in the average interest rate on our revolving credit facility.  We capitalized $663,000 of interest for the nine months ended September 30, 2008 as compared to $1.3 million for the same period in 2007.

    Income Tax Expense (Benefit). We recorded a tax expense of $7.1 million for the nine months ended September 30, 2008 all of which was deferred tax expense. This compares to a deferred tax expense of $19.5 million for the nine months ended September 30, 2007. This decrease is due to the decrease in pre-tax income.

Liquidity and Capital Resources

    Operating Activities. Net cash provided by operating activities was $46.3 million for the nine months ended September 30, 2008 as compared to $56.2 million in 2007. The decrease of $9.9 million from 2007 to 2008 was primarily due to a decrease in cash receipts from customers, partially offset by lower cash payments to suppliers and $4.5 million paid to Allis-Chalmers related to the termination of the proposed merger.

    Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used in investing activities was $65.2 million for the nine months ended September 30, 2008 as compared to $52.9 million for the same period in 2007.   For the nine months ended September 30, 2008, we used $64.9 million to purchase fixed assets and $5.1 million to purchase an equity interest in Challenger.  These amounts were partially offset by $4.7 million of proceeds received from the sale of assets.  For the nine months ended September 30, 2007, we used $54.1 million to purchase fixed assets and $2.3 million to purchase Well Service.  These amounts were partially offset by $3.5 million of proceeds received from the sale of assets.

    Financing Activities. Our cash flows provided by financing activities were $15.2 million for the nine months ended September 30, 2008 as compared to $12.2 million used in financing activities for the same period in 2007. For the nine months ended September 30, 2008, our net cash provided by financing activities related to borrowings of $21.1 million under our credit facility with Fortis Capital Corp., partially offset by principal payments of $2.4 million to various lenders and $3.5 million of debt issuance costs related to the refinancing of our debt facility with Fortis Capital Corp.  Our net cash used in 2007 for financing activities related to principal payments of $24.2 million under our credit agreement with Fortis Capital Corp., partially offset by borrowings of $12.0 million under our credit facility with Fortis Capital Corp.

    Sources of Liquidity. Our primary sources of liquidity are cash from operations and debt and equity financing.

    Debt Financing.   On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole book runner, and a syndicate of lenders.  On September 29, 2008, we amended and restated this revolving credit facility.  This $150.0 million amended and restated credit facility is with Fortis Bank SA/NV, New York Branch, as administrative agent, joint lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., The Prudential Insurance Company of America, Legacy Bank, Natixis and Caterpillar Financial Services Corporation. The revolving credit facility matures on September 29, 2013.  Loans under the revolving credit facility bear interest at LIBOR plus a 4.0% margin or, at our option, the prime rate plus a 3.0% margin.

    The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and nine months ended September 30, 2008 were $106 and $221, respectively, and for the three and nine months ended September 30, 2007 were $112 and $261, respectively. Our domestic subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the equity interests of our direct and indirect subsidiaries.

    The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the our ability to incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.05 to 1.00 for the four consecutive quarters ending March 29, 2009, 1.10 to 1.00 for the four consecutive quarters ending June 30, 2009 and 1.15 to 1.00 for the four consecutive quarters ending September 30, 2009 and each quarter thereafter and a maximum total leverage ratio of 2.00 to 1.00. We are in compliance with all covenants at September 30, 2008.  The revolving credit facility provides for mandatory prepayments under certain circumstances.

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

    Issuances of Equity.

In connection with our acquisition of Well Service in January 2007, we issued 1,070,390 shares of our common stock.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risks

    We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a 4.0% margin or, at our option, the prime rate plus a 3.0% margin. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $505,000 annually, based on the $81.1 million outstanding in the aggregate under our credit facility as of September 30, 2008.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting.

    There were no changes in our internal control over financial reporting that occurred during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

 Item 1. Legal Proceedings

Following the announcement of the Agreement and Plan of Merger, by and among Allis-Chalmers Energy Inc. (“Allis-Chalmers”), the Company and Elway Merger Sub, Inc. (“Merger Sub”), on January 24, 2008, three purported class action complaints were filed challenging the proposed merger. Two complaints were filed in Oklahoma in the District Court of Oklahoma County, the first on January 29, 2008 (the “Boothe action”), and the second on February 28, 2008 (the “Goff action”). On April 9, 2008, the Boothe action and the Goff action were consolidated into a single action (together, the “Oklahoma action”). The defendants named in the Oklahoma action are the Company, the board of directors of the Company and Allis-Chalmers. The third complaint was filed in the Delaware Court of Chancery on January 29, 2008 (the “Delaware action”). The defendants named in the Delaware action are the Company, the board of directors of the Company, Allis-Chalmers and Merger Sub.

The Oklahoma and Delaware actions generally alleged that the proposed merger consideration was inadequate, that the board of directors of the Company breached its fiduciary duties and that Allis-Chalmers aided and abetted the Company board of directors’ alleged breaches of fiduciary duties. The actions also alleged that the preliminary joint proxy statement/prospectus included as part of Allis-Chalmers’ registration statement on Form S-4, filed with the SEC on February 20, 2008, contained materially incomplete and misleading information. The actions generally requested, among other things, that the suits be designated class actions on behalf of the Company’s stockholders, that the proposed merger be enjoined and that the board of directors of the Company undertake an auction of the Company or otherwise take action to maximize stockholder value. Additionally, the Delaware action requested that all allegedly misleading or omitted information be corrected in Allis-Chalmers’ preliminary joint proxy statement/prospectus. The Delaware action seeks monetary damages for the Company’s stockholders and the Oklahoma action requested that the proposed merger be rescinded if it is consummated.

Allis-Chalmers and the Company filed motions to dismiss the Boothe action on February 21, 2008 and February 19, 2008, respectively. In response to these motions, the parties to the Boothe action agreed to extend the time for the plaintiff to amend his complaint, and for the defendants to amend or withdraw their motions to dismiss, or file answers to the amended complaint. After the Boothe action and the Goff action were consolidated into the Oklahoma action on April 9, 2008, the plaintiffs in the Oklahoma action filed a consolidated amended complaint on April 17, 2008. Allis-Chalmers filed a motion to dismiss the amended complaint on May 14, 2008, and the Company and the board of directors of the Company filed a motion to dismiss the amended complaint on May 19, 2008. In response to these motions, the parties to the Oklahoma action agreed to extend the time for the plaintiffs to respond to the defendants’ motions to dismiss. Under the agreement, the plaintiffs were to respond by September 3, 2008. The parties revised this agreement to allow the plaintiffs to respond by November 3, 2008.  On November 4, 2008, the plaintiffs in the Oklahoma action voluntarily dismissed the Oklahoma action.  The parties agreed to allow the court to maintain jurisdiction following the voluntary dismissal to consider the plaintiffs' application for reasonable attorney’s fees.

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

Allis-Chalmers, the Company, the board of directors of the Company and Merger Sub deny the substantive allegations in the two complaints, believe the claims asserted are baseless and intend to vigorously defend these actions.  The Company, Merger Sub and Allis Chalmers mutually terminated the merger agreement on August 8, 2008. The Company agreed to pay $4.5 million to Allis-Chalmers to terminate the merger agreement.

    Various other claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

 Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the SEC on March 17, 2008.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3. Defaults Upon Senior Securities

None.

 Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

    On November 4, 2008, our Board of Directors approved a form of indemnification agreement and, pursuant to the Board’s authorization, we to entered into an indemnification agreement with each of our directors and officers. The indemnification agreements supersede any prior agreements between us and our directors and officers pertaining to indemnification and advancement rights, and they supplement the indemnification and advancement rights provided to our directors and officers in our Certificate of Incorporation and our Bylaws.

    The indemnification agreements require the Company to indemnify each indemnitee, subject to certain limitations, to the fullest extent permitted by law for certain expenses and liabilities incurred in connection with any proceeding brought against the indemnitee by reason of his or her service to the Company. The indemnification agreements also require the Company to make advancements to the indemnitees for certain expenses incurred in defending such proceedings. Indemnification, however, is not available under the agreements (i) when an indemnitee did not act in good faith or in a manner he reasonably believed to the best interests of the Company, (ii) for most proceedings brought directly by an indemnitee, (iii) to the extent prohibited by applicable law, or (iv) in connection with certain securities law claims. The foregoing description is qualified in its entirety by reference to the form of indemnification agreement attached hereto as Exhibit 10.4.

 Item 6. Exhibits

Exhibits:	Description
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

3.1
Amended and Restated Certificate of Incorporation of the Company, dated August 11, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

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

10.1
Mutual Termination and Release Agreement, dated August 8, 2008, by and among Allis-Chalmers Energy, Inc., Bronco Drilling Company, Inc., and Elway Merger Sub, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on August 8, 2008).

10.2
Amended and Restated Credit Agreement, dated as of September 29, 2008, among Bronco Drilling Company, Inc., as Borrower, certain subsidiaries thereof, as Guarantors, the lenders from time to time party thereto, as Lenders, Fortis Bank SA/NV, New York Branch, as Administrative Agent, Joint Lead Arranger and Sole Bookrunner, The Royal Bank of Scotland plc, as Joint Lead Arranger and Co-Syndication Agent, the Prudential Insurance Company of America, as Co-Syndication Agent, and The CIT Group/Business Credit, Inc. and Caterpillar Finance Services Corporation, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on September 29, 2008).

*+10.3	Separation Agreement, dated effective as of September 10, 2008, by and between the Company and Larry Bartlett.

*+10.4	Form of Indemnification Agreement.

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

* Filed herewith.
+ Management contract, compensating plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2008	BRONCO DRILLING COMPANY, INC.

	By:	/s/ Zachary M. Graves
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: November 7, 2008	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)