Form 10-K
Bronco Drilling Company, Inc.
filed 2009-03-16
CIK 1328650

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (based on the closing price on the Nasdaq Stock Market on June 30, 2008) was approximately $480,662,493.

As of February 27, 2009, 27,217,459 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2009 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

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

Our Company

    We provide contract land drilling and workover services to independent and major oil and natural gas exploration and production companies throughout the United States and internationally in Mexico.   We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through December 2008. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our two drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.  As of February 28, 2009, we also owned a fleet of 63 trucks used to transport our rigs.

    We currently conduct our operations through two operating segments: our contract land drilling and our well servicing segments.  The following is a description of these two segments.

    Contract Land Drilling – Our contract land drilling segment provides contract land drilling services with its fleet of 56 drilling rigs.  As of February 28, 2009, we owned a fleet of 56 land drilling rigs, of which 45 drilling rigs were marketed, and 11 drilling rigs were held in inventory.  We currently operate our drilling rigs in Oklahoma, Texas, Colorado, Utah, North Dakota,  Louisiana, and Mexico.  A majority of the wells we drill for our customers are drilled in unconventional basins also known as resource plays.  These plays are generally characterized by complex geologic formations that often require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 56 rigs includes 36 rigs ranging from 950 to 2,500 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required and have the capability of drilling horizontal and directional wells,  which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.

    Well Servicing – Our well servicing segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas.  As of February 28, 2009 we owned a fleet of 61 workover rigs, of which 52 workover rigs were marketed, and nine rigs were undergoing refurbishment.  Our workover rigs are currently operating in Oklahoma, Texas, Kansas, Colorado, Louisiana, and New Mexico.

    Financial information about our operating segments is included in Note 10, Business Segments and Concentrations, of the Notes to Consolidated Financial Statements.

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

    In a separate transaction, we sold to Challenger four additional drilling rigs and ancillary equipment for $13.0 million, payable in installments over thirty-six months.  The general specifications of the sold rigs are as follows:

		Approximate
		Drilling
Rig	Design	Depth (ft)	Type	Horsepower
91	Ideco H-35	8,000	Mechanical	450
92	Weiss 45	8,000	Mechanical	500
94	Unit U-15	9,000	Mechanical	650
95	Emsco GB800	12,000	Mechanical	1,000

    We reviewed our investment in Challenger at December 31, 2008 for impairment based on the guidance of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which states that a loss in value of an investment which is an other than temporary decline should be recognized.  Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.  A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.  Due to the recent volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger, we deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data.  The analysis resulted in a fair value of $62.9 million related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $14.4 million.

Overview of Our Segments

Contract Land Drilling

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

    As of February 28, 2009, our drilling rig fleet consisted of 56 drilling rigs, of which 45 were marketed, and 11 were held in inventory.  Fifteen of our drilling rigs were operating on term contracts ranging from one to two years.  Thirty-two of these drilling rigs have undergone significant refurbishment since October 2003 by us or the parties from which the rigs were purchased.  The following table sets forth information regarding utilization for our fleet of marketed drilling rigs:

	Year Ended December 31,
	2008	2007	2006
Average number of operating drilling rigs	44	51	45
Revenue days	12,712	14,245	15,202
Utilization Rates	79%	76%	93%

    We believe that our operating drilling rigs and other related equipment are in good operating condition.  Our employees perform periodic maintenance and minor repair work on our drilling rigs. Historically, we have relied on various oilfield service companies for major repair work and overhaul of our drilling equipment. In April 2005, we opened a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. In the event of major breakdowns or mechanical problems, our rigs could be subject to significant idle time and a resulting loss of revenue if the necessary repair services are not immediately available.  We also own a fleet of 63 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites.  By owning our own trucks, we reduce the cost of rig moves, downtime between rig moves and general wear and tear on our drilling rigs.

    As a provider of contract land drilling services, our business and the profitability of our operations depend on the level of drilling activity by oil and natural gas exploration and production companies operating in the geographic markets where we operate. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices have declined significantly during recent months in a deteriorating national and global economic environment.  The current economic environment and the recent decline in commodity prices has caused us to reduce our overall level of drilling activity and spending.  During periods of lower levels of drilling activity, price competition tends to increase and results in decreases in the profitability of daywork contracts. In this lower level drilling activity and competitive price environment, we may be more inclined to enter into footage contracts that expose us to greater risk of loss without commensurate increases in potential contract profitability.

    We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. The contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice, usually on payment of an agreed fee.  During the fourth quarter of 2008, the Company recorded $3.6 million of contract drilling revenue related to terminated contracts.

    The following table presents, by type of contract, information about the total number of wells we completed for our customers during the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006

Daywork Contracts	378	430	449
Footage Contracts	-	3	1
Turnkey Contracts	-	-	-
Total	378	433	450

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

Well Servicing

    Our well servicing segment encompasses a full range of services performed with a drilling rig; mobile well servicing rig, also commonly referred to as a workover rig; and ancillary equipment. Our rigs and personnel provide the means for hoisting equipment and tools into and out of the well bore, and our well servicing equipment and capabilities are essential to facilitate most other services performed on a well. Our well servicing segment services, which are performed to maintain and improve production throughout the productive life of an oil and gas well, include:

•	Maintenance work involving removal, repair and replacement of down-hole equipment and returning the well to production after these operations are completed;
•
Hoisting tools and equipment required by the operation into and out of the well, or removing equipment from the well bore, to facilitate specialized production enhancement and well repair operations performed by other oilfield service companies;

•	Plugging and abandonment services when a well has reached the end of its productive life; and
•	Completion work involving selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment.
•
    We generally charge our customers an hourly rate for these services, which varies based on a number of considerations including market conditions in each region, the type of rig and ancillary equipment required, and the necessary personnel.

    Our fleet includes 61 well servicing rigs as of February 28, 2009, including 37 newbuilds since January 2007. Our well servicing rigs operate in Oklahoma, Texas, Kansas, Colorado, Louisiana, and New Mexico.

    Maintenance.  Regular maintenance is generally required throughout the life of a well to sustain optimal levels of oil and gas production. We believe regular maintenance comprises the largest portion of our work in this business segment. We provide well service rigs, equipment and crews for these maintenance services. Maintenance services are often performed on a series of wells in proximity to each other. These services consist of routine mechanical repairs necessary to maintain production, such as repairing inoperable pumping equipment in an oil well or replacing defective tubing in a gas well, and removing debris such as sand and paraffin from the well. Other services include pulling the rods, tubing, pumps and other downhole equipment out of the well bore to identify and repair a production problem. These downhole equipment failures are typically caused by the repetitive pumping action of an oil well. Corrosion, water cut, grade of oil, sand production and other factors can also result in frequent failures of downhole equipment.

    The need for maintenance activity does not directly depend on the level of drilling activity, although it is impacted by fluctuations in oil and gas prices. Additionally, demand for our maintenance services is affected by changes in the total number of producing oil and gas wells in our geographic service areas.

    Our regular well maintenance services involve relatively low-cost, short-duration jobs which are part of normal well operating costs. Demand for well maintenance is driven primarily by the production requirements of the local oil or gas fields and, to a lesser degree, the actual prices received for oil and gas. Well operators cannot delay all maintenance work without a significant impact on production. Operators may, however, choose to temporarily shut in producing wells when oil or gas prices are too low to justify additional expenditures, including maintenance.

    Workover.  In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications called workovers, which are typically more complex and more time consuming than maintenance operations. Workover services include extensions of existing wells to drain new formations either through perforating the well casing to expose additional productive zones not previously produced, deepening well bores to new zones or the drilling of lateral well bores to improve reservoir drainage patterns. Our workover rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced oil recovery operations. Workovers also include major subsurface repairs such as repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the well bore. These extensive workover operations are normally performed by a workover rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and fishing tools, depending upon the particular type of workover operation. Most of our well servicing rigs are designed to perform complex workover operations. A workover may require a few days to several weeks and generally requires additional auxiliary equipment. The demand for workover services is sensitive to oil and gas producers’ intermediate and long-term expectations for oil and gas prices. As oil and gas prices increase, the level of workover activity tends to increase as oil and gas producers seek to increase output by enhancing the efficiency of their wells. Exploration and Production companies tend to reduce their budgets during a declining commodity price environment, similarly to what we are experiencing currently, which can result in a significant reduction in demand for our workover services.

    New Well Completion.  New well completion services involve the preparation of newly drilled wells for production. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or gas to flow into the well bore, stimulating and testing these zones and installing the production string and other downhole equipment. We provide well service rigs to assist in this completion process. Newly drilled wells are frequently completed by well servicing rigs to minimize the use of higher cost drilling rigs in the completion process. The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment. Accordingly, completion services require less well-to-well mobilization of equipment and generally provide higher operating margins than regular maintenance work. The demand for completion services is directly related to drilling activity levels, which are sensitive to expectations relating to and changes in oil and gas prices.  Oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment.

    Plugging and Abandonment.  Well servicing rigs are also used in the process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Plugging and abandonment work can be performed with a well servicing rig along with wireline and cementing equipment; however, this service is typically provided by companies that specialize in plugging and abandonment work. Many well operators bid this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by other service companies.

    Our well servicing rig fleet has increased from a weighted average number of 24 rigs in the first quarter of 2007 to 61 in the fourth quarter of 2008 due to newbuild purchases.  We gauge activity levels in our well servicing rig operations based on rig utilization rate. We compute operating workover rig utilization rates by dividing revenue hours by total available hours during a period. Total available hours are the number of hours during the period that we have owned the operating workover rig based on a 50-hour work week per rig.

    For the years ended December 31, 2008 and 2007, our workover rig utilization rates, revenue hours and average number of operating workover rigs were as follows:

	Year Ended December 31,
	2008	2007
Average number of operating workover rigs	52	33
Revenue hours	91,591	63,746
Utilization Rates	68%	78%

Customers and Marketing

    We market our drilling and workover rigs to a number of major and independent oil and gas companies that are active in the geographic areas in which we operate. The following table shows our customers that accounted for more than 5% of our total revenue for each of our last three years.   In the opinion of management, the loss of any of our customers individually would not have a material adverse effect on our business.

Customer	Total Revenue Percentage
2008
Antero Resources	11%
XTO Energy	7%
JMA Energy Company, LLC	5%
Pablo Energy II, LLC	5%

2007
Antero Resources	11%
Chesapeake Energy Corporation	8%
Comstock Oil and Gas	7%
XTO Energy	6%
Pablo Energy II, LLC	5%

2006
Chesapeake Energy Corporation	7%
Comstock Oil and Gas	5%

    We primarily market our drilling and workover rigs through employee marketing representatives. These marketing representatives use personal contacts and industry periodicals and publications to determine which operators are planning to drill oil and natural gas wells in the near future in our market areas. Once we have been placed on the “bid list” for an operator, we will typically be given the opportunity to bid on most future wells for that operator in the areas in which we operate. Our rigs are typically contracted on a well-by-well basis.

From time to time we also enter into informal, nonbinding commitments with our customers to provide drilling rigs for future periods at specified rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the contract land drilling services business during times of tightening rig supply.

Competition

Contract Land Drilling

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

Well Servicing

    The market for well servicing is highly competitive.  Competition is influenced by such factors as price, capacity, availability of work crews, type and condition of equipment and reputation and experience of the service provider.  We believe that pricing is generally the primary factor in determining which service provider is awarded the work.  Our competition includes small regional contractors as well as larger companies with international operations. Our principal competitors are Key Energy Services, Nabors Industries and Complete Production Services. These competitors operate in most of the large oil and gas producing regions in the U.S.  In addition, there are numerous smaller companies that compete in our well service markets.

Raw Materials

    The materials and supplies we use in our drilling and well service operations include fuels to operate our drilling and well service equipment, drilling mud, drill pipe, drill collars, drill bits and cement. We do not rely on a single source of supply for any of these items. While we are not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies during periods of high demand.

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

Operating Risks and Insurance

    Our operations are subject to the many hazards inherent in the contract land drilling and well servicing business, including the risks of:

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

    Our insurance coverage includes property insurance on our rigs, drilling equipment and real property. Our insurance coverage for property damage to our rigs and to our drilling equipment is based on a third party estimate of the appraised value of the rigs and drilling equipment. The policy provides for a deductible on drilling rigs of $1.0 million per occurrence and $50,000 per occurrence for workover rigs. Our umbrella liability insurance coverage is $25.0 million per occurrence and in the aggregate, with a deductible of $10,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

Employees

    As of February 27, 2009, we had 1,059 employees. Approximately 222 of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees, the majority of whom operate or maintain our drilling rigs, workover rigs and rig-hauling trucks. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employees are subject to collective bargaining arrangements.

    Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. Although we have not encountered material difficulty in hiring and retaining qualified rig crews, shortages of qualified personnel can occur in our industry. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. The occurrence of either of these events for a significant period of time could have a material and adverse effect on our financial condition and results of operations.

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

    As we continue to expand our operations outside of the United States, we must comply with numerous laws and regulations relating to international business operations, including the Foreign Corrupt Practices Act, or FCPA.  The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

    The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

    The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. A failure to satisfy any of our obligations under laws governing international business practices could have a negative impact on our operations and harm our reputation. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

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

    Item 1A. Risk Factors

    You should consider each of the following factors as well as the other information in this Report in evaluating our business.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.  If any of the following risks actually occur, our business and financial results could be harmed.  You should refer to the other information set forth in this Report, including our financial statements and the related notes.

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

    During 2008, the monthly average market price of natural gas peaked in June at $13.06 per Mcf before rapidly declining to an average of $5.99 per Mcf in December.  In January 2009, the average market price of natural gas declined further to $5.40 per Mcf.  This decline in the market price of natural gas has resulted in our customers significantly reducing their drilling and well servicing activities beginning in the fourth quarter of 2008 and continuing into 2009.  This reduction in demand combined with the reactivation and construction of new land drilling and workover rigs in the United States during the last several years has resulted in excess capacity compared to demand.  Tightening credit markets have also reduced our customer’s ability to fund drilling programs.  As a result of these factors, our average number of operating drilling and workover rigs has recently declined significantly.  We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital.  Continued low market prices for natural gas and economic conditions that have eroded residential and commercial demand for oil and natural gas will likely result in further decreases in demand for our drilling and workover rigs and adversely affect our operating results.

Risks Relating to Our Business

Global economic conditions may adversely affect our operating results.

    Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and well servicing activities.  During recent months, there has been a significant decline in oil and natural gas prices.  During this time there has also been a significant deterioration in the global economic environment.  As part of this deterioration, there has been significant uncertainty in the capital markets and access to financing has been reduced.  As a result of these conditions, customers have recently started reducing or curtailing their drilling and well servicing programs, which is resulting in a significant decrease in demand for our services.  Furthermore, these factors could result in certain of our customers experiencing an inability to pay suppliers, including us, if they are not able to access capital to fund their operations.  These conditions could have a material adverse effect on our business, financial condition, cash flows and results of operations.  The following table depicts the prices for near month delievery contracts for crude oil and natural gas as traded on the NYMEX.

	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2009:
First (through February 27, 2009)	$6.07	$4.01	$48.81	$33.98
2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99

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

Increases in the supply of rigs could decrease revenue rates and utilization rates.

    An increase in the supply of land drilling and workover rigs, whether through new construction or refurbishment, could decrease revenue rates and utilization rates, which would adversely affect our revenues and profitability. In addition, such adverse affect on our revenue and profitability caused by such increased competition and lower revenue rates and utilization rates could be further aggravated by any downturn in oil and natural gas prices. There has been a substantial increase in the supply of land drilling and workover rigs in the United States over the past two years which has led to a broad decline in revenue rates and utilization industry wide.

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

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

    As of December 31, 2008, our total debt was approximately $117.5 million.

    Our current and future indebtedness could have important consequences, including:

•	Impairing our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
Limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness;

•
Making us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow could be required to make principal and interest payments on our indebtedness, making it more difficult to react to changes in our business and in industry and market conditions;

•	limiting our ability to obtain additional financing that may be necessary to operate or expand our business;

•	putting us at a competitive disadvantage to competitors that have less debt; and

•	increasing our vulnerability to rising interest rates.

    We anticipate that our cash generated by operations and our ability to borrow under the currently unused portion of our revolving credit facility should allow us to meet our routine financial obligations for the foreseeable future. However, our ability to make payments on our indebtedness, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to conditions in the oil and gas industry, general economic and financial conditions, competition in the markets where we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying acquisitions or capital investments, such as refurbishments of our rigs and related equipment; or

•	seeking to raise additional capital.

    However, we may be unable to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, and any such alternative financing plans might be insufficient to allow us to meet our debt obligations. If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various covenants in our revolving credit facility or other instruments governing any future indebtedness, we could be in default under the terms of our revolving credit facility or such instruments. In the event of a default, the Lenders under our revolving credit facility could elect to declare all the loans made under such facility to be due and payable together with accrued and unpaid interest and terminate their commitments thereunder and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.

Our revolving credit facility imposes restrictions on us that may affect our ability to successfully operate our business.

    Our revolving credit facility limits our ability to take various actions, such as:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on investments, mergers or consolidations, asset dispositions, acquisitions, transactions with affiliates and other transactions without lenders’ consent; and

•	limitation on dividends and distributions.

    In addition, our revolving credit facility requires us to maintain certain financial ratios and to satisfy certain financial conditions, which may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, such as financial ratios or covenants, would cause an event of default under our revolving credit facility. An event of default, if not waived, could result in acceleration of the outstanding indebtedness under our revolving credit facility, in which case the debt would become immediately due and payable. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our revolving credit facility.

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

    Bronco representatives hold two of the eight total board seats on the Challenger board of directors. We also have various rights as a shareholder which include:

•	preemptive rights;

•	transfer rights;

•	tag-along rights;

•	drag-along rights;

•	registration rights; and

•	certain voting rights

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

    We currently have rigs operating internationally in Mexico and a 25% investment in Challenger, an Isle of Man company with its principal operations in Libya.  Risks associated with our international operations and Challenger’s contract land drilling and workover operations include:

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

    As we continue to expand our operations outside of the United States, we must comply with numerous laws and regulations relating to international business operations, including the Foreign Corrupt Practices Act, or FCPA.  The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

    The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

    The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. A failure to satisfy any of our obligations under laws governing international business practices could have a negative impact on our operations and harm our reputation. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

We operate in a highly competitive, fragmented industry in which price competition could reduce our profitability.

    The fact that drilling and workover rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

    The contracts we compete for are usually awarded on the basis of competitive bids or direct negotiations with customers. We believe pricing and quality of equipment are the primary factors our potential customers consider in determining which service provider to select. In addition, we believe the following factors are also important:

•	the type and condition of each of the competing drilling and workover rigs;

•	the mobility and efficiency of the rigs;

•	the quality of service and experience of the rig crews;

•	the offering of ancillary services; and

•	the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.

    While we must be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment and experience of our rig crews to differentiate us from our competitors. This strategy is less effective as lower demand for services or an oversupply of rigs usually results in increased price competition and makes it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete, an oversupply of rigs can cause greater price competition which can, in turn, reduce our profitability.

Service companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for our services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of rigs from other regions could rapidly intensify competition and reduce profitability.

We face competition from competitors with greater resources that may make it more difficult for us to compete, which can reduce our revenue rates and utilization rates.

    Some of our competitors have greater financial, technical and other resources than we do that may make it more difficult for us to compete, which can reduce our revenue rates and utilization rates. Their greater capabilities in these areas may enable them to:

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

    For the years ended December 31, 2008 and 2007, less than 1% of our total revenues were derived from footage contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts as compared to daywork contracts. The risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. The occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a negative impact on our profitability. Similar to our footage contracts, under turnkey contacts drilling companies assume most of the risks associated with drilling operations that the operator generally assumes under a daywork contract. Although we historically have not entered into turnkey contracts, if we were to enter into a turnkey contract or acquire such a contract in connection with future acquisitions, the occurrence of uninsured or under-insured losses or operating cost overruns on such a job could negatively impact our profitability.

Our operations involve operating hazards, which if not insured or indemnified against, could adversely affect our results of operations and financial condition.

    Our operations are subject to the many hazards inherent in the contract land drilling and well servicing business, including the risks of:

•	blowouts;

•	fires and explosions;

•	loss of well control;

•	collapse of the borehole;

•	lost or stuck drill strings; and

•	damage or loss from natural disasters.

    Any of these hazards can result in substantial liabilities or losses to us from, among other things:

•	suspension of operations;

•	damage to, or destruction of, our property and equipment and that of others;

•	personal injury and loss of life;

•	damage to producing or potentially productive oil and natural gas formations through which we drill; and

•	environmental damage.

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

    Our success depends in large part on our ability to attract and retain skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage and maintain our business. We require skilled employees who can perform physically demanding work. Shortages of qualified personnel can occur in our industry. As a result of the volatility of the oil and natural gas industry and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our profitability and other results of operations may be adversely affected.

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

    Prior to our initial public offering in August 2005, there had been no public market for our common stock. Although our common stock is now quoted on The Nasdaq Global Select Market, we cannot assure you that an active public market will continue to exist for our common stock or that our common stock will continue to trade in the public market at or above current prices. If an active public market for our common stock does not continue, the trading price and liquidity of our common stock will be materially and adversely affected.  If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole.  Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading price of our common stock may be more volatile.  In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us.  In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

    If a large number of shares of our common stock is sold in the open market, the trading price of our common stock could decrease. As of December 31, 2008, we had an aggregate of 71,491,671 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any approval by our stockholders. We may pursue acquisitions and may issue shares of our common stock in connection with these acquisitions.

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

    The existence of some provisions in our organizational documents could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:

•	provisions regulating the ability of our stockholders to nominate directors for election or to bring matters for action at annual meetings of our stockholders;

•	limitations on the ability of our stockholders to call a special meeting and act by written consent;

•	the authorization given to our board of directors to issue and set the terms of preferred stock; and

•	limitations on the ability of our stockholders from removing our directors without cause.

•	announcements of legislative or regulatory change.

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

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

    On November 17, 2008, our annual meeting of stockholders was held in Duncan, Oklahoma.  A total of 23,658,458 of our shares of common stock were present or represented by proxy at the annual meeting.  This represented more than 88% of our shares outstanding on the record date.  At the meeting, our stockholders voted on the election of five persons to serve as our directors.  Each of the five nominees, D. Frank Harrison, , Gary C. Hill, David W. House, David L. Houston and William R. Snipes, was elected as a director to serve until our next annual meeting of stockholders and until his successor is duly elected and qualified.  The results of the tabulation of the votes cast at our annual meeting are as follows:

Proposal – Election of Directors Name	For (#)	Withheld (#)
D. Frank Harrison	22,658,654	999,804
Dr. Gary C. Hill	22,620,803	1,037,655
David W. House	22,979,073	679,385
David L. Houston	22,620,338	1,038,120
William R. Snipes	22,407,406	1,251,052

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on The Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “BRNC” since August 16, 2005. The following table sets forth for the indicated periods the high and low sale prices of our common stock as quoted on The Nasdaq Global Market.

	High	Low

Year Ending December 31, 2005:
Third Quarter (since August 16, 2005)	$30.00	$18.00
Fourth Quarter	$29.10	$20.97

Year Ending December 31, 2006:
First Quarter	$32.00	$22.50
Second Quarter	$29.57	$17.50
Third Quarter	$21.41	$16.01
Fourth Quarter	$19.69	$15.25

Year Ending December 31, 2007:
First Quarter	$17.20	$13.53
Second Quarter	$19.21	$15.37
Third Quarter	$16.67	$13.58
Fourth Quarter	$16.04	$13.10

Year Ending December 31, 2008:
First Quarter	$16.25	$11.21
Second Quarter	$18.69	$16.04
Third Quarter	$18.60	$9.80
Fourth Quarter	$10.32	$3.63

Year Ending December 31, 2009:
First Quarter (through February 27, 2009)	$6.68	$4.05

    On February 27, 2009, the last reported sale price of our common stock on The Nasdaq Global Select Market was $4.06 and we had approximately 30,000 beneficial holders of our common stock.

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

Equity Compensation Plan Information

    The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under on our equity compensation plan:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price per share	compensation plans
	outstanding options,	of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders

Equity compensation plans not approved
by security holders	-	-	-
	-	$ -	-

Item 6. Selected Financial Data.

The following table sets forth our selected historical financial data as of and for each of the years indicated. We derived the selected historical financial data as of and for each of the years ended 2008, 2007, 2006, 2005, and 2004 from our historical audited consolidated financial statements. You should review this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated historical financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2008	2007	2006	2005	2004
Consolidated Statements of Operations
Information:
Contract drilling revenues	$247,829	$276,088	$285,828	$77,885	$ 21,873
Well service	33,284	22,864	-	-	-
Gain on Challenger transactions	3,138	-	-	-	-
	284,251	298,952	285,828	77,885	21,873

Costs and expenses:
Contract drilling	148,866	153,797	139,607	44,695	18,670
Well service	24,478	14,299	-	-	-
Depreciation and amortization	50,388	44,241	30,335	9,143	3,695
General and administrative	33,771	22,690	15,709	9,395	1,714
Impairment of goodwill	24,328	-	-	-	-
Total operating costs and expenses	281,831	235,027	185,651	63,233	24,079

Income (loss) from operations	2,420	63,925	100,177	14,652	(2,206)

Other income (expense):
Interest expense	(4,171)	(4,762)	(1,736)	(1,415)	(285)
Loss from early extinguishment of debt	(155)	-	(1,000)	(2,062)	-
Interest income	1,058	1,239	164	432	10
Equity in income of Challenger	2,186	-	-	-	-
Impairment of investment in Challenger	(14,442)	-	-	-	-
Other income (expense):	(300)	294	284	53	-

Total other income (expense)	(15,824)	(3,229)	(2,288)	(2,992)	(275)

Income (loss) before income taxes	(13,404)	60,696	97,889	11,660	(2,481)
Income tax expense (benefit)	(5,161)	23,104	38,056	6,529	285

Net income (loss)	$(8,243)	$37,592	$59,833	$5,131	$ (2,766)

Income (loss) per common share-Basic	$(0.31)	$1.45	$2.43	$0.32

Income (loss) per common share-Diluted	$(0.31)	$1.44	$2.43	$0.31

Weighted average number of shares outstanding-Basic	26,293	25,996	24,585	16,259

Weighted average number of shares outstanding-Diluted	26,293	26,101	24,623	16,306

Pro Forma C Corporation Data (Unaudited): (1)
Historical income (loss)
before income taxes				$11,660	$ (2,481)
Pro forma provision (benefit) for income
taxes				4,396	(935)

Pro forma income (loss)				$7,264	$ (1,546)

Pro forma income (loss) per common share basic and diluted				$0.45	$ (0.12)

Weighted average pro forma shares outstanding-Basic				16,259	13,360
Weighted average pro forma shares outstanding-Diluted				16,306	13,360

Other Financial Data (Unaudited):
Calculation of EBITDA (2):
Net income (loss)	$(8,243)	$37,592	$59,833	$5,131	$ (2,766)
Interest expense	4,171	4,762	1,736	1,415	285
Income tax expense	(5,161)	23,104	38,056	6,529	285
Depreciation and amortization	50,388	44,241	30,335	9,143	3,695
Impairment of goodwill	24,328	-	-	-	-
Impairment of investment in Challenger	14,442	-	-	-	-
EBITDA (2)	$79,925	$109,699	$129,960	$22,218	$ 1,499

Consolidated Cash Flow Information:
Net cash provided by (used in):
Operating activities	$59,100	$82,607	$93,053	$3,318	$ 2,364
Investing activities	(82,795)	(79,984)	(143,199)	(190,326)	(19,511)
Financing activities	44,650	(7,510)	43,715	202,908	16,623

		As of December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Information:
Total current assets	$107,821	$72,019	$73,372	$53,953	$ 8,118
Total assets	612,354	568,605	482,488	330,520	90,143
Total debt	117,547	68,118	64,727	51,825	18,100
Total liabilities	218,343	172,176	142,503	91,184	39,340
Total stockholders'/members' equity	394,011	396,429	339,985	239,336	50,803

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

(2)
EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable Generally Accepted Accounting Principles, or GAAP, financial measure, plus interest expense, income tax expense, depreciation, amortization and impairment. We have presented EBITDA because we use EBITDA as an integral part of our internal reporting to measure our performance and to evaluate the performance of our senior management. We consider EBITDA to be an important indicator of the operational strength of our business. EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management evaluates the costs of such tangible and intangible assets through other financial measures, such as capital expenditures, investment spending and return on capital. Therefore, we believe that EBITDA provides useful information to our investors regarding our performance and overall results of operations. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA measure presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

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

Overview

We provide contract land drilling and workover services to independent and major oil and gas exploration and production companies throughout the United States and internationally in Mexico. We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we reburbished and deployed.  We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through December 2008. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our two drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.  As of February 28, 2009, we also owned a fleet of 63 trucks used to transport our rigs.

Business Segments

    We currently conduct our operations through two operating segments: our Contract Land Drilling segment and our Well Servicing segment.  The following is a description of these two operating segments.  Financial information about our operating segments is included in Note 10, Business Segments and Concentrations , of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

    Contract Land Drilling - We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into any turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although, we currently have 15 of our drilling rigs operating under agreements with initial terms ranging from one to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

    A significant performance measurement that we use to evaluate this segment is operating rig utilization. We compute operating drilling rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned the operating rig. Revenue days for each operating rig are days when the rig is earning revenues under a contract, i.e. when the rig begins moving to the drilling location until the rig is released from the contract. On daywork contracts, during the mobilization period we typically receive a fixed amount of revenue based on the mobilization rate stated in the contract. We begin earning our contracted daywork rate and mobilization revenue when we begin drilling the well. Occasionally, in periods of increased demand, we will receive a percentage of the contracted dayrate during the mobilization period. We account for these revenues as mobilization fees.

    For the years ended December 31, 2008, 2007, and 2006, our drilling rig utilization rates, revenue days and average number of operating drilling rigs were as follows:

	Year Ended December 31,
	2008	2007	2006
Average number of operating drilling rigs	44	51	45
Revenue days	12,712	14,245	15,202
Utilization Rates	79%	76%	93%

    The decrease in the number of revenue days in 2008 is attributable to the decrease in the average number of operating rigs due to the rigs contributed and sold to Challenger.  The decrease in the number of revenue days in 2007 is attributable to the decrease in utilization partially offset by the increase in the size of our operating drilling rig fleet. We devote substantial resources to maintaining, upgrading and expanding our rig fleet. We substantially completed the refurbishment of three drilling rigs in 2007 and 12 drilling rigs in 2006.

    Well Servicing – Our well servicing segment provides a broad range of well services to oil and gas drilling and producing companies, including maintenance, workover, new well completion and plugging and abandonment.  We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

    The Company earns well servicing revenue based on purchase orders, contracts or other persuasive evidence of an arrangement with the customer, such as a master service agreement, that include fixed or determinable prices.  We generally charge our customers an hourly rate for these services, which varies based on a number of considerations including market conditions in each region, the type of rig and ancillary equipment required, and the necessary personnel.

    Our well servicing rig fleet has increased from a weighted average number of 24 rigs in the first quarter of 2007 to 61 in the fourth quarter of 2008 due to newbuild purchases.  We gauge activity levels in our well servicing rig operations based on rig utilization rate. We compute operating workover rig utilization rates by dividing revenue hours by total available hours during a period. Total available hours are the number of hours during the period that we have owned the operating workover rig based on a 50-hour work week per rig.

    For the years ended December 31, 2008 and 2007, our workover rig utilization rates, revenue hours and average number of operating workover rigs were as follows:

	Year Ended December 31,
	2008	2007
Average number of operating workover rigs	52	33
Revenue hours	91,591	63,746
Utilization Rates	68%	78%

Market Conditions in Our Industry

    The United States contract land drilling and well servicing industry is highly cyclical. Volatility in oil and natural gas prices can produce wide swings in the levels of overall drilling and well servicing activity in the markets we serve and affect the demand for our drilling and workover services and the revenue rates we can charge for our drilling and workover rigs. The availability of financing sources, past trends in oil and natural gas prices and the outlook for future oil and natural gas prices strongly influence the capital expenditure budgets of exploration and production companies.

    Our business environment has been adversely affected by the recent volatility and decline in oil and natural gas prices and the deteriorating global economic environment.  As part of this deterioration, there has been significant uncertainty in the capital markets and access to financing has been reduced.  As a result of these conditions, our customers have curtailed their exploration budgets, which is resulting in a significant decrease in demand for our services, a reduction in revenue rates and utilization.  During the fourth quarter of 2008, the Company recorded $3.6 million of contract drilling revenue related to terminated contracts.  Due to the current economic environment, certain customers may not be able to pay suppliers, including us, if they are not able to access capital to fund their business operations.

    On February 27, 2009, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $44.76 per barrel and $4.08 per MMbtu, respectively. The Baker Hughes domestic land drilling rig count as of February 28, 2009 was 1,191.  Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.

    The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At December 31,
	2008	2007	2006
Crude oil (Bbl)	$44.60	$95.98	$61.05
Natural gas (Mmbtu)	$5.62	$7.48	$6.30
U.S. Land Rig Count	1,653	1,719	1,626

    Increased expenditures for exploration and production activities generally leads to increased demand for our services. Over the past several years, rising oil and natural gas prices and the corresponding increase in onshore oil and natural gas exploration and production spending led to expanded drilling and well service activity as reflected by the increases in the U.S. land rig counts and U.S. workover rig counts over the previous five years. Falling commodity prices and the oversupply of rigs, similar to what we are currently experiencing, generally leads to lower demand for our services.

    The recent decline in oil and natural gas prices and the deteriorating global economic environment will lead to reductions in our rig utilization and revenue rates in 2009.  Our near-term strategy is to maintain a strong balance sheet and ample liquidity. Management has initiated certain cost reduction measures including workforce and wage rate reductions that will reduce operating expenses during the downturn in the industry. Budgeted capital expenditures for 2009 represent a substantial reduction from historical levels and consist of routine capital expenditures necessary to maintain our equipment in safe and efficient working order and limited discretionary capital expenditures of new equipment or upgrades of existing equipment.

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

    Revenue and Cost Recognition—Our Contract Land Drilling segment earns revenues by drilling oil and natural gas wells for our customers under daywork or footage contracts, which usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. Mobilization revenues and costs are deferred and recognized over the drilling days of the related drilling contract. Individual contracts are usually completed in less than 120 days. We follow the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, drilling revenues and costs related to a well in progress are recognized proportionately over the time it takes to drill the well. Percentage of completion is determined based upon the amount of expenses incurred through the measurement date as compared to total estimated expenses to be incurred drilling the well. Mobilization costs are not included in costs incurred for percentage-of-completion calculations. Mobilization costs on footage contracts and daywork contracts are deferred and recognized over the days of actual drilling. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. When estimates of revenues and expenses indicate a loss on a contract, the total estimated loss is accrued.

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

    We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2007, we did not experience a loss on the footage jobs we completed.  We are more likely to encounter losses on footage contracts in years in which revenue rates are lower for all types of contracts.

    Revenues and costs during a reporting period could be affected by jobs in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at December 31, 2008 and 2007. At December 31, 2008 and 2007, our unbilled receivables totaled $2.9 million and $2.1 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

    Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $3.8 million and $1.8 million at December 31, 2008 and 2007, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

    Asset Impairment and Depreciation—We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  We also evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs, intangible assets and goodwill indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment, intangible assets and goodwill to its fair market value

    In the fourth quarter of 2008, oil and natural gas prices decreased significantly and the general economic conditions worsened.  We considered this a triggering event that required us to perform an assessment with respect to impairment of long-lived assets, including property and equipment and intangible assets, in our contract land drilling and well servicing segments.  We estimated future undiscounted cash flows over the expected life of the long-lived assets and determined that expected cash flows exceeded the carrying value of the long-lived assets.  Based on the analysis performed, no impairment was indicated.

    Goodwill impairment testing is performed at the level of our reporting units.  Our reporting units have been determined to be the same as our operating segments, contract land drilling and well servicing.  In our testing of possible impairment of goodwill, we compare the fair value of the reporting units with their carrying value.  If the fair value exceeds the carrying value, no impairment is indicated.  If the carrying value exceeds the fair value, we measure any impairment of goodwill in that reporting unit by allocating the fair value to the identifiable assets and liabilities of the reporting unit based on their respective fair values.  Any excess un-allocated fair value would equal the implied fair value of goodwill, and if that amount is below the carrying value of goodwill, an impairment charge is recognized.

    In completing the first step of the goodwill impairment analysis during the fourth quarter of 2008, management used a five-year projection of discounted cash flows, plus a terminal value determined using a constant growth method to estimate the fair value of reporting units.  In developing these fair value estimates, certain key assumptions included an assumed discount rate of 11.0% and 14.0% for our contract land drilling and well servicing segments, respectively, and an assumed long-term growth rate of 2.0% for both reporting units.

    Based on the results of the first step of the goodwill impairment test, impairment was indicated in both reporting units.  Management performed the second step of the analysis of its drilling and well servicing reporting units, allocating the estimated fair value to the indentifiable tangible and intangible assets and liabilities of these reporting units based on their respective values.  This allocation indicated no residual value for goodwill, and accordingly we recorded an impairment charge of $24.3 million in our December 31, 2008 statement of operations.   This impairment charge is not expected to have an impact on our liquidity or debt covenants; however, it is a reflection of the overall downturn in our industry and decline in our projected cash flows.

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

    We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the years ended December 31, 2008 and 2007, we capitalized approximately $1.3 million and $1.7 million, respectively.

    We reviewed our investment in Challenger at December 31, 2008 for impairment based on the guidance of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which states that a loss in value of an investment which is other than a temporary decline should be recognized.  Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.  A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.  Due to the recent volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger, we deemed it necessary to test the investment for impairment.

    Fair value of the investment was estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data.  In developing these fair value estimates, certain key assumptions included an assumed discount rate of 16.5%, a control premium of 30.0% and a long-term growth rate of 4.0%.  The analysis resulted in a fair value of $62.9 million related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $14.4 million.

    Stock Based Compensation--- We have adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $5.8 million, $3.7 million, and $2.8 million for 2008, 2007 and 2006, respectively.

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

    On April 20, 2007, we filed a Tender Offer Statement on Schedule TO relating to our offer to eligible directors, officers, employees and consultants to exchange certain outstanding options to purchase shares of our common stock for restricted stock awards consisting of the right to receive restricted shares of our common stock, which we refer to as the “restricted stock awards.” The offer expired on May 21, 2007. Pursuant to the offer, we accepted for cancellation eligible options to purchase 729,000 shares of our common stock tendered by directors, officers, employees and consultants eligible to participate in the offer.  Subject to the terms and conditions of the offer, on May 21, 2007 we granted one restricted stock award in exchange for every two shares of common stock underlying the eligible options tendered.  Half of the restricted stock awards vested on January 1, 2008 and the balance vested on January 1, 2009. We granted the restricted stock awards under our 2006 Stock Incentive Plan, effective as of April 20, 2006.

    An incremental cost was computed in accordance with SFAS No. 123(R) upon the conversion of options to restricted stock.  The incremental cost was measured as the excess of the fair value of the modified award over the fair value to the original award immediately preceding conversion, measured based on the share price and other pertinent factors at that date.  The incremental cost being recognized over the vesting period of the modified award is $387,000.

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

Equity Method Investments---Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within our Consolidated Balance Sheets and Statements of Operations; however, our share of the earnings or losses of the Investee company is reflected in the caption “Equity in income of Challenger” in the Consolidated Statements of Operations. Our carrying value in an equity method Investee company is reflected in the caption “Investment in Challenger” in our Consolidated Balance Sheets.

    Other Accounting Estimates—Our other accrued expenses as of December 31, 2008 and December 31, 2007 included accruals of approximately $4.3 million and $3.0 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $10.0 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At December 31, 2008 and 2007, we had deposits of $0 and $2.7 million, respectively, with an insurance company collateralizing a letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

Year in Review Highlights

    The following are recent highlights that have impacted our results of operations for the year ended December 31, 2008:

    On January 4, 2008, Bronco MENA Investments LLC, one of our wholly-owned subsidiaries, closed a transaction with Challenger Limited, or Challenger, a company organized under the laws of the Isle of Man, and certain of its affiliates to acquire a 25% equity interest in Challenger in exchange for six drilling rigs valued at $72.9 million and $5.1 million in cash.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  We also sold to Challenger four drilling rigs and ancillary equipment for $13.0 million, payable in installments.  We recorded a net gain of $3.1 million relating to the exchange and sale of rigs and equipment to Challenger.  Prior to these transactions, Challenger owned a fleet of 23 rigs.  We recorded equity in income of Challenger of $2.2 million for the year ended December 31, 2008 related to our equity investment in Challenger.

    Challenger is still in the process of securing a debt facility to meet short-term capital needs, including $15.2 million of liabilities due to Bronco, and those related to start-up of our rigs and to mitigate downtime that has affected Challenger's operations due to past underinvestment in adequate rig supplies and spare equipment. We believe that an entry into a debt facility by Challenger is an important factor in determining the long-term success of Challenger and anticipate that Challenger will continue to have unpredictable financial results in the near future.

    On January 23, 2008, we entered into an Agreement and Plan of Merger, as amended by the First Amendment thereto, dated as of June 1, 2008, which together we refer to as the merger agreement, with Allis-Chalmers and Merger Sub, providing for the acquisition of us by Allis-Chalmers.  Pursuant to the merger agreement, we and Allis-Chalmers agreed that, subject to the satisfaction of several closing conditions (including approval by each company’s stockholders), Bronco would merge with and into Merger Sub, a wholly-owned subsidiary of Allis-Chalmers, and Merger Sub would survive the merger and simultaneously change its name to “Bronco Drilling Company LLC”.  The merger agreement was approved by our board of directors and by the respective boards of directors of Allis-Chalmers and Merger Sub.  In light of shareholder opposition, the proposed merger was terminated mutually by us and Allis-Chalmers on August 8, 2008.  We incurred $6.0 million in expense during the third quarter related to the proposed merger.

    Recent events, both within the United States and the world, have brought about significant and immediate changes in the global financial markets which in turn are affecting the United States economy, our industry and us.  In the United States, these events and others have had a significant impact on the prices for oil and natural gas as reflected in the following table:
	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2009:
First (through February 27, 2009)	$6.07	$4.01	$48.81	$33.98
2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99
2007:
Fourth	$6.45	$5.84	$91.96	$83.13
Third	$6.07	$5.21	$76.09	$69.88
Second	$7.02	$6.44	$65.23	$60.73
First	$6.88	$5.80	$58.69	$50.79
2006:
Fourth	$6.72	$4.50	$58.23	$56.15
Third	$6.74	$5.55	$72.49	$61.56
Second	$6.06	$5.46	$69.67	$67.26
First	$7.99	$6.13	$62.39	$57.58

    As noted in the table, oil and natural gas prices have declined significantly during recent months in a deteriorating national and global economic environment.  The current economic environment and the recent decline in commodity prices is causing exploration and production companies to reduce their overall level of drilling activity and spending.  When drilling activity and spending decline for any sustained period of time or dayrates and utilization rates also tend to decline.  In addition, lower commodity prices for any sustained period of time could impact the liquidity condition of some of our customers, which, in turn, might limit their ability to meet their financial obligations to us.

    The impact on our business and financial results as a consequence of the recent volatility in oil and natural gas prices and the global economic crisis is uncertain in the long term, but in the short term, it has had a number of consequences for us, including the following:

•	In December 2008, we incurred goodwill impairment of our contract land drilling and well servicing segments of $24.3 million due to the fair value of the segments being less than their carrying value.

•	In December 2008, we incurred an impairment charge to our investment in Challenger of $14.4 million due to the fair value of the investment being less than its carrying value.

•
We have reduced our total 2009 estimated capital expenditures for our business segments by approximately 69% compared to 2008, excluding acquisitions, in order to focus on keeping our capital expenditures within anticipated internally generated cash flow.

•
Due to declining commodity prices of oil and natural gas, several of our customers have significantly reduced their drilling budgets from 2009, resulting in a significant reduction in the average utilization of our drilling and workover rig fleet. Our average utilization was approximately 83% for the three months ended December 31, 2008, 76% for the month of January and 55% for the month of February 2009.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

    Contract Drilling Revenue. For the year ended December 31, 2008, we reported contract drilling revenues of approximately $247.8 million, a 10% decrease from revenues of $276.1 million for 2007. The decrease is primarily due to decreases in total revenue days, average operating rigs, and average dayrates for the year ended December 31, 2008 as compared to 2007. Revenue days decreased 11% to 12,712 days for the year ended December 31, 2008 from 14,245 days during 2007.   Our average number of operating drilling rigs decreased to 44 from 51, or 14%, for the year ended December 31, 2008, as compared to 2007.  Average dayrates for our drilling services decreased $239, or 1%, to $17,637 for the year ended December 31, 2008 from $17,876 in 2007. The decrease in the number of revenue days for the year ended December 31, 2008 as compared to 2007 is attributable to the decrease in the size of our drilling fleet due to the contribution and sale of 10 rigs to Challenger during 2008.  During the fourth quarter of 2008, the Company recorded $3.6 million of contract drilling revenue related to terminated contracts.

    Well Service Revenue.  For the year ended December 31, 2008, we reported well service revenues of approximately $33.3 million, a 46% increase from revenues of $22.9 million for 2007.  This increase is primarily due to an increase in revenue hours and average revenue per hour for the year ended December 31, 2008 as compared to 2007.  Revenue hours increased 44% to 91,591 hours for the year ended December 31, 2008 from 63,746 for 2007.  Our average revenue per hour increased 1% to $359 from $356, for the year ended December 31, 2008 as compared to 2007.  The increase in revenue hours and the size of our operating workover rig fleet is due to additional workover rigs purchased during 2008 and 2007.

    Equity in Income of Challenger.  Equity in income of Challenger was $2.2 million for the year ended December 31, 2008 related to our investment in Challenger.  The equity in income of Challenger represents our 25% share of Challenger’s income for 2008.  For the year ended December 31, 2008, Challenger had operating revenues of $71.8 million and operating costs of $38.5 million.

    Contract Drilling Expense. Contract drilling expense decreased $4.9 million to $148.9 million for the year ended December 31, 2008 from $153.8 million in 2007. This 3% decrease is primarily due to the decrease in the average number of operating drilling rigs in our fleet to 44 for the year ended December 31, 2008 as compared to 51 in 2007. As a percentage of contract drilling revenue, drilling expense increased to 60% for the year ended December 31, 2008 from 56% in 2007 due primarily to a wage increase for field personnel and general increase in the cost of supplies and materials.

    Well Service Expense. Well service expense increased $10.2 million to $24.5 million for the year ended December 31, 2008 from $14.3 million for the same period in 2007.  This 71% increase is primarily due to the increase in revenue hours and the average hourly operating expense for the year ended December 31, 2008 as compared to the same period in 2007.

    Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.2 million to $50.4 million for the year ended December 31, 2008 from $44.2 million in 2007.  This increase is primarily due to the 1% increase in fixed assets and an entry to credit depreciation expense in the third quarter of 2007 for $2.1 million related to a change in the depreciable life of certain rig components that moved between working rigs and the yard.

    General and Administrative Expense. General and administrative expense increased $11.1 million, or 50%, to $33.8 million for the year ended December 31, 2008 from $22.7 million in 2007. This increase is primarily attributed to the termination fee of $4.5 million paid to Allis-Chalmers upon termination of the proposed merger.  Professional fees increased $1.4 million and consulting fees expense increased $749,000 primarily due to the terminated merger.  The remaining increase is due to an increase in administrative salaries of $2.2 million and stock compensation expense of $2.1 million.  The increases in administrative salaries and stock compensation expense are partially due to the grant of additional shares of restricted stock in 2008 and due to the termination of our employment agreement with Larry Bartlett, our former Senior Vice President of Rig Operations, during the third quarter of 2008.

    Impairments.  In connection with our annual goodwill impairment assessment performed as of December 31, 2008, we performed an impairment test of our contract drilling and well servicing reporting units under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  Based on the results of the first step on the impairment test, impairment was indicated in both reporting units.  Management performed the second step of the analysis of our drilling and well servicing reporting units, allocating the estimated fair value to the indentifiable tangible and intangible assets and liabilities of these reporting units based on their respective values.  This allocation indicated no residual value for goodwill, and accordingly we recorded an impairment charge of $24.3 million in our December 31, 2008 statement of operations.   This impairment charge is not expected to have an impact on our liquidity or debt covenants; however, it is a reflection of the overall downturn in our industry and decline in our projected cash flows.

    We reviewed our investment in Challenger at December 31, 2008 for impairment based on the guidance of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which states that a loss in value of an investment which is other than a temporary decline should be recognized.  Fair value of the investment was estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data.  The analysis resulted in a fair value of $62.9 million related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $14.4 million.

    Interest Expense. Interest expense decreased $591,000 to $4.2 million for the year ended December 31, 2008 from $4.8 million in 2007. The decrease is due to the waiver of interest in the amount of $1.0 million related to our use tax liability recorded in 2007 and a decrease in the average interest rate on our revolving credit facility partially offset by a higher outstanding balance on our revolving credit facility and a decrease in the capitalization of interest expense related to our rig refurbishment program. We capitalized $1.3 million of interest for the year ended December 31, 2008 as compared to $1.7 million for the same period in 2007 as part of our rig refurbishment program.

    Income Tax Expense. We recorded an income tax benefit of $5.2 million for the year ended December 31, 2008. This compares to an income tax expense of $23.1 million in 2007. This decrease is primarily due to a $74.1 million decrease in pre-tax income to a pre-tax loss of $13.4 million for the year ended December 31, 2008 from pre-tax income of $60.7 million in 2007.

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

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $59.1 million in 2008, $82.6 million in 2007 and $93.1 million in 2006. The decrease of $23.5 million from 2007 to 2008 and $10.5 million from 2006 to 2007 was primarily due to a decrease in cash receipts from customers and higher cash payments to employees and suppliers.

Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and for the refurbishment of our rigs. We used cash for investing activities of $82.8 million for 2008 as compared to approximately $80.0 million for 2007, and $143.2 million for 2006. In 2008, approximately $5.1 million was used to obtain a 25% interest in Challenger, $87.3 million was used to purchase property and equipment, which amounts were partially offset by $6.6 million received from the sale of assets and $2.9 million received from a restricted cash account.  In 2007, approximately $2.4 million was used for an acquisition made during 2007 and $82.8 million was used to purchase property and equipment, which amounts were partially offset by $5.1 million received from the sale of assets.  In 2006, approximately $17.0 million was used for acquisitions made during 2006 and related transaction costs, $130.5 million was used to purchase property and equipment and $416,000 was placed in a restricted account as security for a letter of credit issued to our workers’ compensation insurance carrier, which amounts were partially offset by $4.8 million received from the sale of assets.

Financing Activities. Our cash flows provided by financing activities were $44.7 million for 2008 as compared to $7.5 million used in financing activities for 2007 and $43.7 million provided by financing for 2006.  Our net cash provided by financing for 2008 related to borrowings of $51.1 million under our credit facility with Fortis, partially offset by $2.9 million paid to other finance companies and $3.5 million in debt issuance costs.  Our net cash used for financing activities for 2007 related to principal payments on borrowings of $17.0 million to Fortis, $5.5 million to Bank of Beaver City and $2.0 million to other finance companies, partially offset by borrowings of $17.0 million under our credit agreement with Fortis.  Our net cash provided by financing activities for 2006 related to net proceeds of approximately $36.2 million from our public offering, borrowings of $44.0 million under our credit agreement with Fortis, partially offset by principal payments on borrowings of $34.9 million to Fortis.

Sources of Liquidity. Our primary sources of liquidity are cash from operations and borrowings under our credit facilities and equity financing.

Debt Financing.  On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole book runner, and a syndicate of lenders.  On September 29, 2008, we amended and restated this revolving credit facility.  This $150.0 million amended and restated credit facility is with Fortis Bank SA/NV, New York Branch, as administrative agent, joint lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., The Prudential Insurance Company of America, Legacy Bank, Natixis and Caterpillar Financial Services Corporation. The revolving credit facility matures on September 29, 2013.  Loans under the revolving credit facility bear interest at LIBOR plus a 4.0% margin or, at our option, the prime rate plus a 3.0% margin.  The Company had $111.1 million borrowed against the facility at December 31, 2008.

    The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the years ended December 31, 2008 and 2007 were $406,000 and $257,000, respectively.  Our domestic subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the equity interests of our direct and indirect subsidiaries.

    The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.05 to 1.00 for the four consecutive quarters ending March 31, 2009, 1.10 to 1.00 for the four consecutive quarters ending June 30, 2009 and 1.15 to 1.00 for the four consecutive quarters ending September 30, 2009 and each quarter thereafter and a maximum total leverage ratio of 2.00 to 1.00. We are in compliance with all covenants at December 31, 2008.  The revolving credit facility provides for mandatory prepayments under certain circumstances including the following:

•	Asset dispositions
•	Reduction of revolving commitments
•	Deficiency
•	Equity issuance
•	Debt incurrence; and
•	Event of default

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

    Issuances of Equity.

    In connection with our acquisitions of Big A Drilling in January 2006 and Eagle Well in January 2007, we issued 72,571, and 1,070,390 shares of our common stock, respectively. See “—Capital Expenditures” below.

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

    Capital Expenditures.

    During 2008, we incurred aggregate refurbishment costs of  $54.4 million related to newbuilds, enhancements and refurbishments of rigs related to our international expansion in Libya and Mexico and new plays domestically. We also incurred $5.1 million in costs related to the purchase and  refurbishments of workover rigs.

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

Working Capital.  Our working capital was $71.6 million at December 31, 2008, compared to $34.8 million at December 31, 2007.  Our current ratio, which we calculate by dividing our current assets by our current liabilites, was 3.0 at December 31, 2008 compared to 1.9 at December 31, 2007.

We believe that the liquidity shown on our balance sheet as of December 31, 2008, which includes approximately $71.6 million in working capital (including $26.7 million in cash) and availability under our $150.0 million credit facility with $111.1 million outstanding at December 31, 2008, together with cash expected to be generated from operations, provides us with sufficient ability to fund our operations for at least the next twelve months.  However, additional capital may be required for future rig acquisitions.  While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us.  The changes in the components of our working capital were as follows (amounts in thousands):

	December 31,
	2008	2007	Change
Cash and cash equivalents	$26,676	$5,721	$20,955
Trade and other receivables	65,817	61,499	4,318
Unbilled receivables	2,940	2,128	812
Income tax receivable	2,072	1,191	881
Current deferred income taxes	2,844	775	2,069
Current maturities of note receivable	6,900	-	6,900
Prepaid expenses	572	705	(133)
Current assets	107,821	72,019	35,802

Current debt	1,464	1,256	208
Accounts Payable	18,473	16,715	1,758
Accrued liabilities and deferred revenues	16,249	19,280	(3,031)
Current liabilities	36,186	37,251	(1,066)

Working capital	$71,635	$34,768	$36,868

    The increase in cash and cash equivalents was primarily due to $44.7 million of cash provided by financing activities including $51.1 million related to borrowings under our credit facility with Fortis, partially offset by $2.9 million paid to other finance companies.

The increase in receivables and current maturities of notes receivable at December 31, 2008 as compared to December 31, 2007 was due to receivables of $4.9 million that relate to rigs sold and services provided to Challenger during 2008.  On January 4, 2008, we sold to Challenger four drilling rigs and ancillary equipment for $13.0 million, payable in installments.  We also provide services to Challenger such as labor and management services.

The decrease in accrued liabilities was due to the pay down during 2008 of approximately $6.2 million in use taxes that were accrued as of December 31, 2007.  This was partially offset by an increase in our workers compensation accrual of $1.3 million and an increase in deferred revenue of approximately $2.3 million due to the additional deferral of mobilization revenue and prepayments from operators.

Contractual and Commercial Commitments

    The following table summarizes our contractual obligations and commercial commitments at December 31, 2008 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1	1-3 years	4-5 years	More than 5
		year			years
Short and long-term debt	$117,546	$1,464	$3,002	$112,219	$862
Interest on long-term debt	38,740	8,144	23,996	6,432	168
Operating lease obligations	4,084	1,073	2,321	615	75

Total	$160,370	$10,681	$29,319	$119,266	$1,105

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

    In February 2007, the FASB issued SFAS No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities−Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning January 1, 2008. We elected not to measure certain assets and liabilities at fair value. The adoption of the provisions of SFAS 159 did not have a material impact on our financial statements.

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

    In May 2008, the FASB issued SFAS No. 162 or SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS No. 162 did not have a material impact on our financial position or results of operations

    In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  We do not expect the adoption of this FSP to have a material impact on our financial position or results of operation.

    In September 2008, the FASB issued EITF 08-6, Equity Method Investment Accounting Considerations.  The purpose of this issue is to resolve several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of FASB Statement No. 141 (Revised 2007), Business Combinations, and (or) FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. This is because the literature that is being replaced or amended by Statements 141R and 160 has been used by analogy in addressing certain aspects of applying the equity method of accounting.  The EITF concluded that the effective date for this issue should coincide with the effective date of Statements 141R and 160 and that it should be applied prospectively. As such, the guidance in this issue would be applied to transactions that occur in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption would not be permitted.  We are currently evaluating the potential impact, if any, of the adoption of EITF 08-6 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our new revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin of 4.0% or, at our option, the prime rate plus a margin of 3%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $681,000 annually, based on the $111.1 million outstanding in the aggregate under our credit facility as of February 28, 2009.

Item 8. Financial Statements and Supplementary Data.

    Our Financial Statements begin on page 31 of this Form 10-K, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Annual Report on Form 10−K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 our disclosure controls and procedures are effective.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

The independent registered public accounting firm that audited the Company's financial statements, Grant Thornton LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.

Changes in Internal Controls over Financial Reporting.

There were no changes in internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Report of Independent Registered Public Accounting Firm

Board of Directors
Bronco Drilling Company, Inc.

We have audited Bronco Drilling Company, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 16, 2009

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

    The information relating to this Item 10 is incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2008.

Item 11. Executive Compensation.

    The information relating to this Item 11 is incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

    The information relating to this Item 12 is incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

    The information relating to this Item 13 is incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2008.

Item 14. Principal Accounting Fees and Services

    The information relating to this Item 14 is incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements

See Index to Consolidated Financial Statements on page 29 of this Form 10-K.

2.	Financial Statement Schedules

Schedule II

3.	Exhibits:

The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference.

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

2.4
First Amendment, dated as of June 1, 2008, to Agreement and Plan of Merger by and among Allis-Chalmers Energy, Inc., Bronco Drilling Company, Inc. and Elway Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K File No. 000-51471, filed by the Company with the SEC on June 2, 2008).

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

10.4
Mutual Termination and Release Agreement, dated August 8, 2008, by and among Allis-Chalmers Energy, Inc., Bronco Drilling Company, Inc., and Elway Merger Sub, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on August 8, 2008).

10.5
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

10.6	Seperation Agreement, dated effective as of September 10, 2008, by and between the Company and Larry Bartlett.

10.7	Form of Director and Officer Indemnification Agreement.

+10.8	Bronco Drilling Company, Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement, filed by the Company with the SEC on April 28, 2006).

+10.9
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2006).

+10.10	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2006).

*21.1	List of the Company’s Subsidiaries.

*23.1	Consent of Grant Thornton LLP

*24.1	Power of Attorney (included on signature page).
\
*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BRONCO DRILLING COMPANY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors
Bronco Drilling Company, Inc.

We have audited the accompanying consolidated balance sheets of Bronco Drilling Company, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bronco Drilling Company, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 16, 2009

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,676	$5,721
Receivables
Trade and other, net of allowance for doubtful accounts of
$3,830 and $1,834 in 2008 and 2007, respectively	65,817	61,499
Unbilled receivables	2,940	2,128
Income tax receivable	2,072	1,191
Current deferred income taxes	2,844	775
Current maturities of note receivable from affiliate	6,900	-
Prepaid expenses	572	705

Total current assets	107,821	72,019

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	512,158	510,962
Transportation, office and other equipment	43,912	41,942
	556,070	552,904
Less accumulated depreciation	123,915	86,274
	432,155	466,630

OTHER ASSETS
Goodwill	-	23,908
Note receivable from affiliate, less current maturities	3,451	-
Investment in Challenger	62,875	-
Restricted cash and deposit	-	2,745
Intangibles, net, and other	6,052	3,303
	72,378	29,956

	$612,354	$568,605

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$18,473	$16,715
Accrued liabilities	16,249	19,280
Current maturities of long-term debt	1,464	1,256

Total current liabilities	36,186	37,251

LONG-TERM DEBT, less current maturities	116,083	66,862

DEFERRED INCOME TAXES	66,074	68,063

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 26,346 and 26,031 shares
issued and outstanding at December 31, 2008 and 2007	267	262

Additional paid-in capital	304,015	298,195

Retained earnings	89,729	97,972
Total stockholders' equity	394,011	396,429

	$612,354	$568,605

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

REVENUES
Contract drilling revenues, including 2%, 1% and 4%
to related parties	247,829	276,088	$285,828
Well service, including 1% and 0% to related parties	33,284	22,864	-
Gain on Challenger transactions	3,138	-	-
	284,251	298,952	285,828
EXPENSES
Contract drilling	148,866	153,797	139,607
Well service	24,478	14,299	-
Depreciation and amortization	50,388	44,241	30,335
General and administrative	33,771	22,690	15,709
Impairment of goodwill	24,328	-	-
	281,831	235,027	185,651

Income from operations	2,420	63,925	100,177

OTHER INCOME (EXPENSE)
Interest expense	(4,171)	(4,762)	(1,736)
Loss from early extinguishment of debt	(155)	-	(1,000)
Interest income	1,058	1,239	164
Equity in income of Challenger	2.186	-	-
Impairment of investment in Challenger	(14,442)	-	-
Other	(300)	294	284
	(15,824)	(3,229)	(2,288)
Income (loss) before income taxes	(13,404)	60,696	97,889
Income tax (benefit) expense	(5,161)	23,104	38,056

NET INCOME (LOSS)	$(8,243)	$37,592	$59,833

Income (loss) per common share-Basic	$(0.31)	$1.45	$2.43

Income (loss) per common share-Diluted	$(0.31)	$1.44	$2.43

Weighted average number of shares outstanding-Basic	26,293	25,996	24,585

Weighted average number of shares outstanding-Diluted	26,293	26,101	24,623

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

			Additional		Total
	Common	Common	Paid In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2005	23,165	232	238,557	547	239,336

Stock issued in acquisition	73	1	1,815	-	1,816

Issuance of common stock in follow-on offering;
net of related expenses of $577	1,700	17	36,212	-	36,229

Net income	-	-	-	59,833	59,833

Stock compensation	-	-	2,771	-	2,771

Balance as of December 31, 2006	24,938	250	279,355	60,380	339,985

Stock issued in acquisition	1,070	10	15,114	-	15,124

Net income	-	-	-	37,592	37,592

Stock compensation	23	2	3,726	-	3,728

Balance as of December 31, 2007	26,031	262	298,195	97,972	396,429

Net loss	-	-	-	(8,243)	(8,243)

Stock compensation	315	5	5,820	-	5,825

Balance as of December 31, 2008	26,346	$267	$304,015	$89,729	$394,011

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(8,243)	$37,592	$59,833
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	51,044	44,826	30,901
Bad debt expense	3,745	4,370	70
Loss (gain) on sale of assets	426	(1,589)	(2,379)
Gain on Challenger transactions	(3,138)	-	-
Equity in income of Challenger	(2,186)	-	-
Write off of debt issue costs	155	-	267
Stock compensation	5,825	3,728	2,771
Impairment of goodwill	24,328	-	-
Impairment of investment in Challenger	14,442	-	-
Provision for deferred income taxes	(4,122)	17,648	21,237
Changes in current assets and liabilities, net of assets and liabilities of business acquired:
Receivables	(9,274)	(3,920)	(25,274)
Unbilled receivables	(813)	(139)	(763)
Prepaid expenses	131	(176)	147
Other assets	720	(417)	232
Accounts payable	(9,673)	(15,831)	(2,309)
Accrued expenses	(3,030)	1,430	5,968
Income taxes receivable	(1,237)	(4,915)	2,352

Net cash provided by operating activities	59,100	82,607	93,053

Cash flows from investing activities:
Restricted cash account	2,899	145	(416)
Business acquisitions, net of cash acquired	(5,063)	(2,431)	(17,046)
Proceeds from the sale of assets	6,643	5,084	4,761
Purchase of property and equipment	(87,274)	(82,782)	(130,498)

Net cash used in investing activities	(82,795)	(79,984)	(143,199)

Cash flows from financing activities:
Proceeds from borrowings	51,100	17,000	44,000
Payments of debt	(2,949)	(24,510)	(34,867)
Debt issue costs	(3,501)	-	(1,647)
Proceeds from sale of common stock, net
of offering costs of $577 in 2006	-	-	36,229

Net cash provided by (used in) financing activities	44,650	(7,510)	43,715

Net increase (decrease) in cash and cash equivalents	20,955	(4,887)	(6,431)

Beginning cash and cash equivalents	5,721	10,608	17,039

Ending cash and cash equivalents	$26,676	$5,721	$10,608

Supplmentary disclosure of cash flow information
Interest paid, net of amount capitalized	$2,704	$3,250	$1,771
Income taxes paid	198	10,373	14,467
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition	$-	$7,867	$-
Common stock issued for acquisition	-	15,124	1,816
Debt assumed in acquisition	-	6,527	-
Notes issued for acquisition of property and equipment	1,277	4,386	3,769
Assets exchanged/sold for equity interest and note receivable	72,503	-	-
Common stock received for payment of receivable	1,900	-	-
Purchase of property and equipment in accounts payable	11,430	-	-

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

Revenue Recognition

    Contract Land Drilling Segment - The Company earns contract drilling revenue under daywork and footage contracts.

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

Well Servicing Segment – The Company earns well servicing revenue based on purchase orders, contracts or other persuasive evidence of an arrangement with the customer, such as a master service agreement, that include fixed or determinable prices.  The well servicing revenues are recognized when the services have been rendered and collectability is reasonably assured.

    The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and well servicing in progress.

Accounts Receivable

    The Company records trade accounts receivable at the amount invoiced to customers. Substantially all of the Company’s accounts receivable are due from companies in the oil and gas industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts. At December 31, 2008 and 2007, our allowance for doubtful accounts was $3,830 and $1,834, respectively.

Prepaid Expenses

Prepaid expenses include items such as insurance and fees. The Company routinely expenses these items in the normal course of business over the periods these expenses benefit.

Property and Equipment

    Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling and workover rigs and related equipment are three to 15 years.  The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $34,293 and $61,604 as of December 31, 2008 and 2007, respectively.  Gains and losses on dispositions are included in operating revenues.  Due to immateriality, gains and losses on dispositions with the exception of the Challenger transactions are included in contract drilling and well service revenues.

    The Company capitalizes interest as a component of the cost of drilling and workover rigs constructed for its own use. For the years ended December 31, 2008 and 2007, the Company capitalized $1,256 and $1,676, respectively, of interest costs incurred during the construction periods of certain drilling and workover rigs.

    The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based upon fair value of the asset.

In light of adverse market conditions affecting the Company beginning in the fourth quarter of 2008 and continuing into 2009, including a substantial decrease in the operating levels of its business segments, a significant decline in oil and natural gas commodity prices, and the preliminary results of the Company’s annual goodwill impairment tests, management deemed it necessary to assess the recoverability of long-lived assets within its contract land drilling and well servicing segments.

Management performed its impairment assessment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using the undiscounted cash flows for each segment, using assumptions and methods consistent with those used in its assessment of the carrying values of goodwill for its contract land drilling and well servicing segments.  Based on the results of these impairment tests, the carrying amounts of long-lived assets in the contract drilling and well servicing segements were determined to be recoverable.

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

    In connection with the goodwill impairment assessment performed as of December 31, 2008, the Company performed an impairment test of its contract drilling and well servicing reporting units under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  In completing its first step of the analysis, management used a five-year projection of discounted cash flows, plus a terminal value determined using a constant growth method to estimate the fair value of its reporting units.  In developing these fair value estimates, certain key assumptions included an assumed discount rate of 11.0% and 14.0% for our contract land drilling and well servicing segments, respectively, and an assumed long-term growth rate of 2.0% for both reporting units.

    Based on the results of the first step on the impairment test, impairment was indicated in both reporting units.  Management performed the second step of the analysis of its drilling and well servicing reporting units, allocating the estimated fair value to the indentifiable tangible and intangible assets and liabilities of these reporting units based on their respective values.  This allocation indicated no residual value for goodwill, and accordingly the Company recorded an impairment charge of $24,328 in its December 31, 2008 statement of operations.

Intangibles, Net and Other

    Intangibles, restricted cash and other assets consist of intangibles related to acquisitions, net of amortization, cash deposits related to the deductibles on our workers compensation insurance policies and debt issue costs, net of amortization. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” to account for amortizable intangibles. Intangible assets that are acquired either individually or with a group of other assets are recognized based on its fair value and amortized over its useful life. The Company’s amortizable intangibles consist entirely of customer lists and relationships obtained through acquisitions. Customer lists and relationships are amortized over their estimated benefit period of four years. Depreciation and amortization expense includes amortization of intangibles of $974, $919, and $672 for the years ended December 31, 2008, 2007, and 2006, respectively. Total cost and accumulated amortization of intangibles at December 31, 2008 and 2007 was $3,705 and $2,652 and $3,705 and $1,678, respectively.

    The Company evaluates for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In light of adverse market conditions affecting the Company beginning in the fourth quarter of 2008 and continuing into 2009, including a substantial decrease in the operating levels of its business segments, a significant decline in oil and natural gas commodity prices, and the preliminary results of the Company’s annual goodwill impairment tests, management deemed it necessary to assess the recoverability of long-lived assets and intangibles within its contract land drilling and well servicing segments.

    Management performed its impairment assessment under the provisions of SFAS No. 144 using the undiscounted cash flows for each segment, using assumptions and methods consistent with those used in its assessment of the carrying values of goodwill for its contract land drilling and well servicing segments.  Based on the results of these impairment tests, the carrying amounts of intangible assets in the contract land drilling and well servicing segments were determined to be recoverable.

    Estimated amortization expense for each year subsequent to December 31, 2008 is as follows:

2009…………………..	$ 706
2010…………………..	203
2011…………………..	144
2012…………………..	-
2013…………………..	-

    Legal fees and other debt issue costs incurred in obtaining financing are amortized over the term of the debt using a method which approximates the effective interest method. Gross debt issue costs were $3,501 and $1,589 at December 31, 2008 and 2007, respectively. Amortization expense related to debt issue costs was $571, $564, and $508 for years ended December 31, 2008, 2007, and 2006, respectively, and is included in interest expense in the consolidated statements of operations. Accumulated amortization related to loan fees was $175 and $1,028 as of December 31, 2008 and 2007, respectively.  On September 29, 2008 the Company refinanced its revolving debt facility and incurred $3,501 of debt issuance costs.  The Company wrote-off debt issue costs of $155, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2008.  On January 13, 2006, the Company paid off its term note with Merrill Lynch Capital.  The Company incurred a prepayment penalty of $497 and wrote-off debt issue costs of $503, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2006.

Restricted Cash and Deposit

    At December 31, 2008 and 2007, the Company had a deposit and restricted cash of $0 and $2,745, respectively, at an insurance company and a bank collateralizing letters of credit with the Company’s workers’ compensation insurers.

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

    The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense.  As of December 31, 2008, the tax years ended December 31, 2005 through December 31, 2007 are open for examination by U.S. taxing authorities.

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

Equity Method Investments

    Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in income of Challenger” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Challenger”in the Company’s Consolidated Balance Sheets. The Company reviews its equity method investment when changes in facts and circumstances indicate a loss in value has occurred, which is other than a temporary decline.

Recent Accounting Pronouncements

    In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company elected not to measure certain assets and liabilities at fair value. The adoption of the provisions of SFAS 157 did not have a material impact on the Company’s financial statements.

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

    In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS No. 162 did not have a material impact on its financial position or results of operations.

    In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company does not expect the adoption of this FSP to have a material impact on our financial position or results of operation.

    In September 2008, the FASB issued EITF 08-6, Equity Method Investment Accounting Considerations.  The purpose of this issue is to resolve several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of FASB Statement No. 141 (Revised 2007), Business Combinations, and (or) FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. This is because the literature that is being replaced or amended by Statements 141R and 160 has been used by analogy in addressing certain aspects of applying the equity method of accounting.  The EITF concluded that the effective date for this issue should coincide with the effective date of Statements 141R and 160 and that it should be applied prospectively. As such, the guidance in this issue would be applied to transactions that occur in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption would not be permitted.  The Company is currently evaluating the potential impact, if any, of the adoption of EITF 08-6 on our financial condition or results of operations.

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

    The following table summarizes the allocation of purchase price to the Company’s significant acquisitions:

	Year Ended December 31,
	2007	2006
	Well Service	Big A

Assets Acquired:
Cash	$198	$-
Prepaid expenses	227	-
Accounts receivable	1,667	-
Drilling equipment	-	16,724
Workover equipment	23,912	-
Other equipment	244	-
Vehicles	1,943	353
Customer lists	910	387
Trade name	190	-
Goodwill	3,214	380

	$32,505	$17,844

    The following pro forma information gives effect to the Big A acquisition as though it was effective at the beginning of 2005 and the Well Service acquisition as though it was effective at the beginning of 2006. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects the Company’s historical data and historical data from the acquired business for the periods indicated. The pro forma data may not be indicative of the results the Company would have achieved had it completed the acquisition at the beginning of each year presented, or that it may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements. Pro forma income per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the period. Pro forma per share information is presented for the year ended December 31, 2005 on the basis of 16,259,000 and 16,306,000 weighted average shares issued basic and diluted, respectively, and 72,571 shares issued in the Big A acquisition. Pro forma per share information is presented for the year ended December 31, 2006 on the basis of 24,585,000 and 24,623,000 weighted average shares issued basic and diluted, respectively, and 1,070,390 shares issued in the Well Service acquisition. Dilutive pro forma effect is given to shares which are issuable upon the exercise of outstanding options under the Company’s employee stock option plan.

	Pro Forma
	(Unaudited)
	Year Ended December 31,
	2006	2005

Total revenues	$299,964	$156,090
Net income	$61,299	$12,193
Net income per common share:
Basic	$2.39	$0.75
Diluted	$2.39	$0.75

3. Investment in Challenger

    On January 4, 2008, we acquired a 25% equity interest in Challenger Limited (“Challenger”), in exchange for six drilling rigs valued at $72,937 and $5,063 in cash.  The Company’s 25% interest at December 31, 2008 was based on 64,957,265 shares outstanding.  The Company recorded equity in income of Challenger of $2,186 for the year ended December 31, 2008 related to its equity investment in Challenger.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  Five of the contributed drilling rigs were from our existing marketed fleet and one was a newly constructed rig.  The general specifications of the contributed rigs are as follows:

		Approximate
		Drilling
Rig	Design	Depth (ft)	Type	Horsepower
3	Cabot 900	10,000	Mechanical	950
18	Gardner Denver 1500E	25,000	Electric	2,000
19	Mid Continent U-1220 EB	25,000	Electric	2,000
38	National 1320	25,000	Electric	2,000
93	National T-32	8,000	Mechanical	500
96	Ideco H-35	8,000	Mechanical	400

    The Company also sold to Challenger four drilling rigs and ancillary equipment.  The sales price of $12,990 consisted of $1,950 in cash, installment receivable of $1,500 and a term note of $9,540.  The term note bears interest at 8.5%.  Interest and principal payments of $909 on the note are due quarterly until maturity at December 31, 2010.  The note receivable is collateralized by the assets sold to Challenger.  The note receivable from Challenger at December 31, 2008 was $10,351, of which $6,900 was classified as current and $3,451 was classified as long-term.

    The Company recorded a net gain of $3,138 relating to the contribution and sale of rigs and equipment to Challenger.  The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.

    On February 20, 2008, the Company entered into a Management Services Agreement and Master Services Agreement with Challenger.  The Company agreed to make available to Challenger certain available employees of the Company for the purpose of providing land drilling services, certain business consulting services and managerial support to Challenger.  The Company invoices Challenger monthly for the services provided.  The Company had accounts receivable from Challenger of $3,387 at December 31, 2008 related to these services provided.

    At December 31, 2008, the book value of our ordinary share investment in Challenger was $62,875.  The Company’s 25% share of the net assets of Challenger was estimated to be $37,037.  The basis difference between the Company’s ordinary share investment in Challenger and the Company’s 25% share of the net assets of Challenger partially consists of certain property, plant and equipment in the amount of $5,004 and amortizable intangibles including customer lists and trade name in the amount of $9,770 and $1,313, respectively.  These amounts are being amortized against the Company’s share of Challenger’s net income over the useful lives of the assets including 15 years for the property, plant and equipment, 11 years for customer lists and 20 years for trade name.  The remaining excess of $9,751 is accounted for as equity method goodwill.

    The Company reviewed its investment in Challenger at December 31, 2008 for impairment based on the guidance of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which states that a loss in value of an investment which is other than temporary decline should be recognized.  Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.  A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.  Due to the recent volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger, the Company deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data.  The analysis resulted in a fair value of $62,875 related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $14,442.

    Summarized financial information of Challenger is presented below:

December 31,
2008
Condensed statement of operations:
Revenues	$71,840
Gross margin	$33,372
Net Income	$10,076

Condensed balance sheet:
Current assets	$50,837
Noncurrent assets	141,558
Total assets	$192,395

Current liabilities	$26,944
Noncurrent liabilities	17,304
Equity	148,147
Total liabilities and equity	$192,395

4. Accrued liabilities

    Accrued liabilities consisted of the following at December 31, 2008 and 2007:
	2008	2007
Salaries, wages, payroll taxes and benefits	$3,122	$4,828
Workers' compensation liability	4,288	2,959
Sales, use and other taxes	1,566	8,122
Health insurance	1,773	409
Deferred revenue	4,048	1,720
Accrued interest	1,452	1,242
	$16,249	$19,280

    The Company made an adjustment during the fourth quarter of 2007 to accrue for sales and use taxes in the amount of $6,237.  The adjustment was due to the Company’s non-payment of taxes upon initial acquisition of equipment.  Included in the adjustment made in 2007 was an accrual of interest in the amount of $634, of which $404, $227 and $3 related to 2007, 2006 and 2005, respectively.  The 2007 adjustment also included additional depreciation expense in the amount of $1,167, of which $684, $459 and $24 related to 2007, 2006 and 2005, respectively.  The Company determined this adjustment was not material to either the 2007, 2006 or 2005 annual financial statements.

5. Long-term Debt

    Long-term debt consists of the following:

	December 31,	December 31,
	2008	2007

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61
Interest on the notes ranges from 6.74% - 7.07%, with various due dates (1)	$3,234	$5,120

Revolving credit facility with Fortis Capital Corp., collateralized by the Company's assets, and matures on September 29, 2013. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (2)	111,100	60,000

Note payable to Ameritas Life Insurance Corp., collateralized by the building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (3)	1,442	1,521

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $65, various due dates. (4)	1,623	1,184

Note payable to John Deere Construction & Forestry Company, collaterized by forklifts, payable in thirty-six monthly installments of $11, due December 1, 2009 (5)	124	258

Note payable to Ford Motor Credit, collateralized by truck, payable in principal and interest
installments of $1 Interest on the note is 2.9%, due November 10, 2010. (6)	24	35

	117,547	68,118
Less current installments	1,464	1,256

	$116,083	$66,862

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

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the years ended December 31, 2008 and 2007 were $405 and $257, respectively.  The Company’s domestic subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the equity interests of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the Company’s ability to incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.05 to 1.00 for the four consecutive quarters ending March 31, 2009, 1.10 to 1.00 for the four consecutive quarters ending June 30, 2009 and 1.15 to 1.00 for the four consecutive quarters ending September 30, 2009 and each quarter thereafter and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at December 31, 2008.  The revolving credit facility provides for mandatory prepayments under certain circumstances.

(3)
On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building.  The loan provides for term installments in an aggregate not to exceed $1,590.

(4)
On various dates during 2007 and 2008, the Company entered into term loan agreements with General Motors Acceptance Corporation.  The loans provide for term installments in an aggregate not to exceed $2,282.  The proceeds of the term loans were used to purchase 57 trucks.

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

    Long-term debt maturing each year subsequent to December 31, 2008 is as follows:

2009	$1,464
2010	1,344
2011	889
2012	769
2013	111,907
2014 and thereafter	1,174
$117,547

6. Income Taxes

    The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2008, the Company had no unrecognized tax benefits.  The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense.  As of December 31, 2008, the tax years ended December 31, 2005 through December 31, 2007 are open for examination by U.S. taxing authorities.

Income tax expense (benefit) consists of the following

	Years Ended December 31,
	2008	2007	2006

Current:
State	$(165)	$541	$2,456
Federal	(874)	4,915	14,363
Deferred:
State	(415)	1,878	2,023
Federal	(3,707)	15,770	19,214
Income tax expense (benefit)	$(5,161)	$23,104	$38,056

Deferred income tax assets and liabilities are as follows:

	Years Ended December 31,
	2008	2007
Deferred tax assets:

Stock option expense	$3,170	$2,609
Alternative minimum tax credit carryforward	2,225	2,095
Net operating loss carryforwards	3,441	-
Accounts receivable allowance	1,481	-
Tax credits	875	-
Employee benefits and insurance accruals	488	-
Other	484	775
Total deferred tax assets	12,164	5,479

Deferred tax liabilities:

Property and equipment, principally due
to differences in depreciation and impairments	75,330	72,767
Other	64	-
Total deferred tax liabilities	75,394	72,767
Net deferred tax liabilities	$63,230	$67,288

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

    The provision for income taxes on continuing operations differs from the amounts computed by applying the federal income tax rate of 35% to net income. The differences are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Expected tax expense (benefit)	$(4,692)	$21,244	$34,261
State income taxes (benefit)	(345)	2,246	3,622
Tax basis adjustment to 35% for prior year deferred tax components	-	-	562
Nondeductible officer compensation	330	98	-
Nondeductible meals and entertainment	68	45	47
Domestic production activities	-	(83)	(467)
Goodwill impairment	1,125	-	-
Foreign tax credit	(832)	-	-
Prior year estimate adjustment	(295)	-	-
Other	(520)	(446)	31
	$(5,161)	$23,104	$38,056

 7. Workers’ Compensation and Health Insurance

    The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $10,030 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. At December 31, 2008 and 2007, the Company had deposits of $0 and $2,745, respectively, with an insurance company collateralizing a letter of credit. The deposits are reflected in restricted cash and deposit. Accrued expenses at December 31, 2008 and 2007 included approximately $4,288 and $2,959, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

    On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $100 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at December 31, 2008 and 2007 included approximately $1,773 and $409, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

8. Transactions with Affiliates

    The Company has six operating leases with affiliated entities.  Related rent expense was approximately $572 and $130 for the years ended December 31, 2008 and 2007.

    The Company provided contract drilling services totaling $4,571, $2,617, and $10,025 to affiliated entities for the years ended December 31, 2008, 2007, and 2006.   The Company provided workover services totaling $765 for the year ended December 31, 2008.  The Company had receivables from affiliates of $3,387 and $0 at December 31, 2008 and 2007, respectively.  Additional information about our transactions with affiliates is included in Note 3, Investment in Challenger.

9. Commitments and Contingencies

    The Company leases sixteen service locations under noncancelable operating leases that have various expirations from 2009 to 2015. Related rent expense was $1,064, $790, and $643 for the years ended December 31, 2008, 2007, and 2006, respectively.

    Aggregate future minimum lease payments under the noncancelable operating leases for years subsequent to December 31, 2008 are as follows:

2009	$1,073
2010	987
2011	799
2012	535
2013	389
2014 and thereafter	301
$4,084

    Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

10. Business Segments and Concentrations

    The Company’s reportable business segments are contract land drilling and well servicing.  The contract land drilling segment utilizes a fleet of land drilling rigs to provide contract drilling services to oil and natural gas exploration and production companies.  During 2008 our rigs operated in Oklahoma, Texas, Colorado, Montana, Utah, North Dakota, Louisiana, Wyoming, and Mexico.  The well servicing segment encompasses a full range of services performed with mobile well servicing rigs, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. During 2008 our workover rigs operated in Oklahoma, Texas, Kansas, Colorado, Louisiana, Arkansas, Wyoming, and New Mexico.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services.

    The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Contract land drilling	Well servicing	Total
Year ended December 31, 2008
Operating Revenues	$247,829	$33,284	$281,113
Direct operating costs	(148,866)	(24,478)	(173,344)
Impairments of goodwill	(21,115)	(3,213)	(24,328)
Segment profits	$77,848	$5,593	$83,441
Depreciation and amortization	$44,419	$5,969	$50,388
Capital expenditures	$79,136	$8,138	$87,274
Identifiable assets	$551,575	$60,779	$612,354

Year ended December 31, 2007
Operating Revenues	$276,088	$22,864	$298,952
Direct operating costs	(153,797)	(14,299)	(168,096)
Segment profits	$122,291	$8,565	$130,856
Depreciation and amortization	$40,905	$3,336	$44,241
Capital expenditures	$58,857	$23,925	$82,782
Identifiable assets	$509,814	$58,791	$568,605

The following table reconciles the segment profits above to the operating income as reported in the consolidated statements of operations:

	Year Ended
	December 31, 2008	December 31, 2007
Segment profits	$83,441	$130,856
General and administrative expenses	(33,771)	(22,690)
Depreciation and amortization	(50,388)	(44,241)
Gain on Challenger transactions	3,138	-
Operating income	$2,420	$63,925

    For the year ended December 31, 2008, revenue from one customer was approximately 11% of total revenue, for 2007 revenue from one customer was approximately 11% of total revenue, and for 2006 no one customer exceeded 10% of total revenue.  At December 31, 2008, six customers accounted for approximately 8%, 7%, 5%, 5%, 5%, and 5% of accounts receivable.  At December 31, 2007, six customers accounted for approximately 13%, 12%, 9%, 8%, 5%, and 5% of accounts receivable.

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of demand deposits, temporary cash investments and trade receivables.

    The Company believes it has placed its demand deposits and temporary cash investments with high credit-quality financial institutions.  At December 31, 2008, the Company’s demand deposits and temporary cash investments consisted of the following (in thousands):

	2008	2007
Deposits in FDIC-insured institutions under insurance limits	$905	$540
Deposits in FDIC-insured institutions over insurance limits	30,082	6,606
Deposits in Foreign Banks	281	-
	31,268	7,146
Less outstanding checks and other reconciling items	(4,592)	(1,425)
Cash and cash equivalents	$26,676	$5,721

11. Net Income (Loss) Per Common Share

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Year Ended
	December 31,
	2008	2007	2006
Basic:
Net income (loss)	$(8,243)	$37,592	$59,833

Weighted average shares (thousands)	26,293	25,996	24,585

Income (loss) per share	$(0.31)	$1.45	$2.43

Diluted:
Net income (loss)	$(8,243)	$37,592	$59,833

Weighted average shares:
Outstanding (thousands)	26,293	25,996	24,585
Restricted Stock and Options (thousands)	-	105	38
	26,293	26,101	24,623

Income (loss) per share	$(0.31)	$1.44	$2.43

    The weighted average number of diluted shares excludes 82,962 shares and 23,132 shares for the years ended December 31, 2008 and 2007, respectively, for options and restricted stock due to their antidilutive effects.

12. Equity Transactions

    Effective January 9, 2007, the Company issued 1,070,390 shares of common stock to the equity owners of Well Service in connection with the Company’s acquisition of Well Service. (See Note 2)

13. Stock Options and Stock Option Plan

    The Company’s 2005 Stock Incentive Plan was adopted on July 20, 2005 and amended on November 16, 2005 (the “2005 Plan”) which is described below. The compensation cost that has been charged against income before taxes related to stock options was $0, $1,029 and $2,658 for the years ended December 31, 2008, 2007 and 2006 respectively.  These options are reported as equity instruments and their fair value is amortized to expense using the straight line method over the vesting period. The shares of stock issued upon the exercise of the options will be from authorized but unissued common stock.

    The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are exercised over the exercise price of the options. There have been no stock options exercised under the 2005 Plan.

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

    On April 20, 2007, the Company filed a Tender Offer Statement on Schedule TO relating to the Company’s offer to eligible directors, officers, employees and consultants to exchange certain outstanding options to purchase shares of the Company’s common stock for restricted stock awards consisting of the right to receive restricted shares of the Company’s common stock (the “Restricted Stock Awards”). The offer expired on May 21, 2007. Pursuant to the offer, the Company accepted for cancellation eligible options to purchase 729,000 shares of the Company’s common stock tendered by directors, officers, employees and consultants eligible to participate in the offer.  Subject to the terms and conditions of the offer, on May 21, 2007 the Company granted one Restricted Stock Award in exchange for every two shares of common stock underlying the eligible options tendered.  Half of the Restricted Stock Awards vested  on January 1, 2008, and the balance of the Restricted Stock Awards vested on January 1, 2009. The Company granted the Restricted Stock Awards under the 2006 Plan.

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

    Under the 2005 Plan, employee stock options become exercisable in equal monthly installments over a three-year period, and all options generally expire ten years after the date of grant. Under the 2006 Plan, employee stock options become exercisable to the extent the options have become vested pursuant to the vesting schedule set forth in the applicable stock option award certificate, and all options generally expire ten years after the date of grant.  The Plans provide that all options must have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The Company did not have any outstanding options at December 31, 2008. The Company did not grant any options for the years ended December 31, 2007 and 2008. The following table summarizes the assumptions used in the Black-Sholes option-pricing model for the year ended December 31, 2006.

December 31,
2006

Expected volatility	48%
Expected life in years	5.77
Weighted average risk free interest rate	4.65%

    The Company has not declared dividends since it became a public company and does not anticipate doing so in the foreseeable future, and thus did not use a dividend yield. Expected life has been determined using the permitted simplified method.  In each case, the actual value that will be realized, if any, will depend on the future performance of the common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value estimated using the Black–Scholes model. The following table provides information relating to activity in the 2005 and 2006 Plans during the years ended December 31, 2008, 2007 and 2006:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life	Value

Options outstanding at December 31, 2005	574,500	$18.08
Granted	445,500	23.37
Exercised	-
Forfeited/expired	(188,333)	20.38

Options outstanding at December 31, 2006	831,667	$20.39	8.91	$(2,632)
Granted	-	-
Exercised	-	-
Converted	(769,000)	20.14
Forfeited/expired	(42,667)	22.23

Options outstanding at December 31, 2007	20,000	$26.14	8.30	$(227)
Granted	-	-
Exercised	-	-
Converted	-	-
Forfeited/expired	(20,000)	26.14

Options outstanding at December 31, 2008	-	$-	-	$-

Options fully vested and exercisable at December 31, 2008	-	$-	-	$-

		Weighted Average	Aggregate
		Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Options nonvested at December 31, 2005	511,446	$10.05	$5,140
Granted	445,500	11.93	5,313
Vested	(255,520)	10.90	(2,785)
Forfeited/expired	(188,333)	10.45	(1,968)

Options nonvested at December 31, 2006	513,093	$11.11	$5,700
Granted	-	-	-
Vested	(97,397)	11.19	(985)
Converted	(382,423)	11.02	(4,321)
Forfeited/expired	(23,954)	11.40	(273)

Options nonvested at December 31, 2007	9,319	$13.34	$121
Granted	-	-	-
Vested	-	-	-
Converted	-	-	-
Forfeited/expired	(9,319)	13.34	(121)

Options nonvested at December 31, 2008	-	$-	$-

As of December 31, 2008, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 and 2006 Plans.

14. Restricted Stock

    Under all restricted stock awards to date, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the years ended December 31, 2008, 2007 and 2006 related to shares of restricted stock was $5,825, $2,699 and $113 respectively.  Restricted stock activity for the years ended December 31, 2008, 2007 and 2006 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	-	-
Granted	66,667	$20.25
Vested	-	-
Forfeited/expired	-	-

Outstanding at December 31, 2006	66,667	$20.25
Granted	125,000	15.47
Converted	384,500	16.58
Vested	(22,222)	20.25
Forfeited/expired	(500)	16.69

Outstanding at December 31, 2007	553,445	$16.64
Granted	232,874	13.98
Vested	(321,889)	16.40
Forfeited/expired	(750)	16.69

Outstanding at December 31, 2008	463,680	$15.45

    There was $2,426 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.06 years as of December 31, 2008.

15. Fair Value of Financial Instruments

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

16. Employee Benefit Plans

    The Company implemented a new 401(k) retirement plan for its eligible employees during 2006. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation.  Employee and employer contributions vest immediately.  The Company’s contributions for the years ended December 31, 2008, 2007 and 2006 were $1,093, $1,030 and $698, respectively.

17. Quarterly Results of Operations (unaudited)

    The following table summarizes quarterly financial data for our years ended December 31, 2008 and 2007:

Bronco Drilling Company Inc.
Quarterly Results
Year Ended December 31, 2008
(Amounts in thousands except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (1)	Quarter (2)
2008
Revenues	$67,003	$68,307	$72,920	$76,021
Income (loss) from operations	11,206	7,642	(609)	(15,819)
Income tax expense (benefit)	4,552	2,655	(60)	(12,308)
Net income (loss)	8,148	4,339	(917)	(19,813)
Income (loss) per share:
Basic	0.31	0.17	(0.03)	(0.75)
Diluted	0.31	0.16	(0.03)	(0.75)

(1) Includes $6,000 of failed merger costs.

(2) Includes $24,328 and $14,442 of impairments of goodwill and Challenger investment.

2007
Revenues	$78,981	$74,720	$76,286	$68,965
Income from operations	19,643	14,633	18,648	11,001
Income tax expense	7,101	5,428	7,009	3,566
Net income	11,386	8,714	11,068	6,424
Income per share:
Basic	0.44	0.33	0.43	0.25
Diluted	0.44	0.33	0.42	0.25

18. Valuation and Qualifying Accounts

    The Company’s valuation and qualifying accounts for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Valuation and Qualifying Accounts
	Balance	Charged
	at	to Costs	Deductions	Balance
	Beginning	and	from	at
	of Year	Expenses	Accounts	Year End

Year ended December 31, 2006
Allowance for doubtful receivables	$330	$70	$-	$400

Year ended December 31, 2007
Allowance for doubtful receivables	$400	$4,370	$(2,936)	$1,834

Year ended December 31, 2008
Allowance for doubtful receivables	$1,834	$3,745	$(1,749)	$3,830

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bronco Drilling Company, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRONCO DRILLING COMPANY, INC.

Date: March 16, 2009	By:	/S/ D. FRANK HARRISON
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

Name	Title	Date

/S/ D. FRANK HARRISON D. Frank Harrison	Chief Executive, President and Director (Principal Executive Officer)	March 16, 2009

/S/ ZACHARY M. GRAVES Zachary M. Graves	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2009

/S/ David House David House	Director	March 16, 2009

/S/ DAVID L. HOUSTON David L. Houston	Director	March 16, 2009

/S/ GARY HILL Gary Hill	Director	March 16, 2009

/S/ WILLIAM R. SNIPES William R. Snipes	Director	March 16, 2009