Form 10-K/A
Bronco Drilling Company, Inc.
filed 2009-04-29
CIK 1328650

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter based on the closing price on the Nasdaq Stock Market on June 30, 2008 was approximately $480,662,493.

As of February 27, 2009, 27,217,459 shares of common stock were outstanding.

Documents Incorporated By Reference

None.

BRONCO DRILLING COMPANY, INC.

INDEX

Item No.		Form 10-K/A Report Page

EXPLANATORY NOTE……………………………………………………………………………………...……………………………………………………………………….. PART III

10.	Directors, Executive Officers and Corporate Governance…………………………………………………………………………………………………………….	4
11.	Executive Compensation……………………………………………………………………………………...…………………………………………………………..	5
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters…………………………………………………………	10
13.	Certain Relationships and Related Transactions, and Director Independence……………………………………………………………………………………...	12
14.	Principal Accounting Fees and Services……………………………………………………………………………………...…………………………………………	12

PART IV

15.	Exhibits and Financial Statement Schedules	12

EXPLANATORY NOTE

    Bronco Drilling Company, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 16, 2009, for the purpose of including the information required by Part III of Form 10-K.  In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  In accordance with the rules of the Securities and Exchange Commission, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are contained within this Amendment.  Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the year ended December 31, 2008.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

    The following table sets forth the name, age and position of each of our directors elected by our stockholders.

Name	Age	Position
D. Frank Harrison	61	Chairman and Chief Executive Officer
Dr. Gary C. Hill (2)(3)	60	Director
David W. House (1)(2)	57	Director
David L. Houston (1)(3)	56	Director
William R. Snipes (1)(2)(3)	56	Director

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and corporate governance committee

    D. Frank Harrison has served as the Chairman of our Board of Directors since August 2007, and Chief Executive Officer and a director of our company since May 2005. From 2002 until joining our Company, Mr. Harrison served as an agent for the purchase and sale of oil and gas properties for entities controlled by Wexford Capital LLC. From 1999 to 2002, Mr. Harrison served as President of Harding & Shelton, Inc., a privately held oil and natural gas exploration, drilling and development firm. He graduated from Oklahoma State University with a Bachelor of Science degree in Sociology.

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

    David W. House has served as a director of our company since September 2008. Mr. House served as the President of Primary Natural Resources, Inc. from 2004 to 2008, and as the Chief Financial Officer of Primary Natural Resources, Inc. from 2000 until being appointed its President. From 1996 to 2000, Mr. House served as Senior Vice President of El Paso Corporation’s Mid-Continent Gas Group. From 1979 to 1996, Mr. House served in various positions with Samson Resources Company, including Vice President of Administration and President of Premier Gas Company, a wholly owned subsidiary of Samson Resources Company. Mr. House previously served as an auditor with Arthur Young & Co., received a Bachelor of Science degree in Accounting from Harding University and is a licensed Certified Public Accountant.

    David L. Houston has served as a director of our company since May 2005. Since 1991, Mr. Houston has been the principal financial and investment advisor of Houston Financial, a firm that offers life and disability insurance, compensation and benefits plans and estate planning. He currently serves on the board of directors of Gulfport Energy Corporation. He served on the board of directors and executive committee of Deaconess Hospital, located in Oklahoma City, Oklahoma from 1994 to2008. Mr. Houston is the former chair of the Oklahoma State Ethics Commission and the Oklahoma League of Savings Institutions. Prior to 1991, Mr. Houston was President and Chief Executive Officer of Equity Bank for Savings, F.A., an Oklahoma-based savings bank. He received a Bachelor of Science degree in Business from Oklahoma State University and a graduate degree in Banking from Louisiana State University.

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

Executive Officers

    The following table sets forth the name, age and position of each of our executive officers, other than Mr. Harrison, whose information is set forth above under the caption “Directors.”

Name	Age	Position
Mark Dubberstein	55	President
Zachary M. Graves	33	Chief Financial Officer, Secretary and Treasurer
Steven R. Starke	31	Chief Accounting Officer

    Mark Dubberstein has served as our President since June 2007. He served as our General Counsel from January 2006 to June 2007. Prior to joining our company, Mr. Dubberstein was in private legal practice for twenty-five years, most recently as the senior member of Dubberstein, Heinen & Morris PC in Oklahoma City. His previous experience includes serving as Mid-Continent Counsel at Sohio Petroleum Company in Dallas. He received a Juris Doctorate from the University of Oklahoma College of Law and a Bachelor of Arts degree in English from Oklahoma State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with  the Securities and Exchange Commission, or SEC.  Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms so filed.  Based solely on our review of such forms received, we believe that, during the last fiscal year, all filing requirements under 16(a) applicable to our officers, directors and 10% stockholders were timely met, with the exception of the filing of the initial statement of beneficial ownership for Mr. House triggered upon his election to our board of directors, which was inadvertently filed untimely.

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

Stockholder Nominations for Director Nominees

    No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors since we described the procedures in our Proxy Statement for our Annual Meeting of Stockholders held on November 17, 2008.  Our nominating and corporate governance committee will propose the slate of directors to be put up for election at our annual meeting of stockholders.

Audit Committee

    We currently maintain an audit committee.  The audit committee of our board of directors is composed of Messrs. House (chair), Houston and Snipes. Our board of directors has determined that each current member of the audit committee is independent for purposes of serving on such committee under NASDAQ listing standards and applicable federal law. Our board of directors has also determined that each current member of the audit committee is financially literate under NASDAQ listing standards and that Messrs. House, Houston and Snipes each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as well as NASDAQ listing standards and SEC rules and regulations.

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

Compensation Philosophy and Objectives

    The objectives of our compensation programs are to attract and retain key executives, align the interests of our executives with those of our stockholders, and motivate and reward individual performance and contributions.  The key elements of our compensation program are salary, annual bonus and long-term incentive compensation. We use these elements to meet our compensation objectives as follows:

•
Attract and retain key executives. We believe that to attract and retain talented executives, we must offer compensation that is competitive. We also believe that our executive officers are critical to the long-term success of our company. To facilitate their retention, we entered into employment agreements with Messrs. Harrison, Dubberstein and Graves during 2006, and Larry Bartlett, our former Senior Vice President of Rig Operations, and Mr. Starke during 2007, on terms that we believe are competitive. In setting the salary and bonus for each of these individuals pursuant to such employment agreements, our board of directors believed that the combined value of base salary and bonus was competitive with that paid to similarly situated executives.

•
Align the interests of our executives with those of our stockholders. In 2008, the Company used restricted stock awards to provide long-term incentive compensation and to align the financial interests of our executives with those of our stockholders. For a discussion of the Company’s long-term incentive policy, equity awards and the offer to exchange outstanding options for restricted stock awards, see “Long Term Incentive Compensation” below.

•
Motivate and reward individual performance and contributions. The Company’s evaluation of the individual performance of each executive officer affects most aspects of the executive’s compensation. Individual performance and level of responsibility are considered in determining an executive’s annual salary, and are important factors in deciding discretionary bonuses and equity awards.

Compensation Benchmarking

    To ensure our compensation is competitive, the Committee considers the competitive market for talent and compensation levels provided by comparable companies and seeks to minimize significant differences that could negatively impact our ability to attract and retain exceptional executive officers. During the third and fourth quarters of 2008, the Committee, with the assistance of an external compensation consultant, Equilar, Inc., reviewed the compensation practices at peer companies with which we compete for business and/or talent.  Equilar, Inc. was retained to provide a competitive market pay analysis, which included total compensation measurement services, proxy data studies, board of directors pay studies and market trends. The Committee chose the companies listed below to serve as the peer group for its review because those companies, in the Committee’s opinion, consisted of direct competitors, similar sized companies within the energy industry, and Oklahoma-based energy companies with which we compete for talent.

•	Atwood Oceanics, Inc.

•	Basic Energy Services Inc.

•	Chesapeake Energy Corporation

•	Complete Production Services Inc.

•	Devon Energy Corporation

•	Grey Wolf Inc.

•	Helmerich & Payne Inc.

•	Key Energy Services Inc.

•	Patterson UTI Energy

•	Pioneer Drilling Company

•	Sandridge Energy Corporation

•	Union Drilling Inc.

    After completing its review, the Committee determined that 2008 compensation for our executive officers was appropriate and competitive with similarly situated companies, and, therefore, decided to make no changes to our compensation structure or policies.   The Committee plans to retain Equilar, Inc. or another compensation consultant during 2009 to provide further analysis of our compensation structure and philosophy.

Role of Executive Officers

    In 2008, the Committee, made all compensation decisions for our Chief Executive Officer and, after receiving input from the Chief Executive Officer, all other named executive officers of the Company. Our board of directors and the Committee reviewed the performance of our Chief Executive Officer, and following such review, determined to maintain the compensation of our Chief Executive Officer pursuant to his employment agreement, which is described in more detail below. The board of directors and the Committee, together with our Chief Executive Officer, reviewed the performance of our other named executive officers, and our Chief Executive Officer made compensation recommendations to the board of directors and the Committee with respect to our other named executive officers. No other executive officers were present at the time of such discussions. The board and the Committee considered such recommendations when making its final compensation decision for all named executive officers other than our Chief Executive Officer.

Base Salary

    Prior to the establishment of the Committee, our board of directors annually reviewed the base salaries of our named executive officers.  Since its establishment, the Committee has reviewed the base salaries of our named executive officers and, with respect to future salary determinations, will be reviewed by the Committee on an annual basis. Our board of directors and the Committee considered various factors, including with regard to the position of the named executive officer, the compensation of executive officers of companies within the peer group described above, the performance of such executive officer, increases in responsibilities and recommendations of our Chief Executive Officer with respect to base salaries of other named executive officers.

    Each of our named executive officer’s annual base salary is set forth in his respective employment agreement discussed in more detail below. The annual base salary may be increased, but not decreased, at the discretion of the board of directors or the Committee. Based on the considerations described above, in August 2006, our board of directors established the annual base salary for Mr. Harrison at $450,000.  The Committee decided to maintain such annual base salary for Mr. Harrison in 2007 and 2008.  Based on the considerations described above, Mr. Dubberstein’s annual base salary was increased to $325,000 in April 2007, and Mr. Graves’ annual base salary was increased to $325,000 in July 2007.  The Committee decided to maintain such annual base salaries for 2008.  Based on the considerations described above, Mr. Starke’s annual base salary was increased to $150,000 in September 2008.  See “Summary Compensation Table” below.  The terms of each executive officer’s employment agreement are discussed in more detail under the heading “Employment Agreements” below.

Bonus

    Under the terms of his employment agreement, our Chief Executive Officer is eligible to receive an annual bonus in an amount not less than 66.7% of his annual base salary. The compensation provided in that employment agreement was established by our board of directors based upon an assessment of the compensation practices and competitive market conditions existing at such time.  See “Employment Agreements” below.  In 2008, we paid our Chief Executive Officer the compensation required under his employment agreement, including the minimum bonus required under that agreement, which was $300,000.  The Committee did not make any determination whether or not to pay such bonus, as it was required under the employment agreement.  The Committee did determine not to pay a bonus that was higher than the minimum amount required because it believed that such amount was sufficient, when aggregated with his base salary, to cause the cash component of his compensation to be comparable to similarly situated executives of our competitors.  The Committee did not consider any other factors in making such determination.

    In 2008, our other named executive officers were eligible to receive an annual bonus if recommended by the Chief Executive Officer and approved by the Committee in its discretion. Our President, Chief Financial Officer, and Chief Accounting Officer received bonuses of $100,000, $100,000 and $20,000, respectively. These bonuses were discretionary and based on various factors, including our profitability, growth, market share, and safety record achieved, and each individual’s contributions to the Company, in 2008.  In determining these bonuses, the Committee did not assign any particular weight to any of these factors relative to one another, nor did it establish any targets or benchmarks that were required to be achieved with respect to any of these factors for a bonus to be earned.  Ultimately, the Committee determined that the bonuses paid were appropriate compensation based upon all of these factors considered as a whole and consistent with our compensation philosophy and objectives.  Further details regarding 2008 bonuses for our Chief Executive Officer and other named executive officers are set forth under the heading “Summary Compensation Table” below.

Long-Term Incentive Compensation

    2008 Awards.  In January 2008, the Committee approved restricted stock awards of 50,000 shares to our Chief Executive Officer, 33,333 shares to our President, 48,333 shares to our Chief Financial Officer, 28,333 shares to our former Senior Vice President of Rig Operations, 10,042 shares to our Chief Accounting Officer, and 5,000 shares to each of Messrs. Hill, Snipes and Houston, under our 2006 Stock Incentive Plan described in more detail below.  These shares of restricted stock vest in two equal annual installments beginning on February 25, 2009, subject to earlier vesting or forfeiture in certain circumstances.  These awards were made in the discretion of the Committee to help incentivize these directors and executive officers by maintaining a comparable amount of unvested shares of restricted stock as they had prior to recent vestings.

    2009 Awards.  In January 2009, the Committee approved restricted stock awards of 112,395 shares to our Chief Executive Officer, 71,429 shares to our President, 81,148 shares to our Chief Financial Officer, and 22,573 shares to our Chief Accounting Officer, under our 2006 Stock Incentive Plan described in more detail below.  These shares of restricted stock vest in two equal annual installments beginning on February 25, 2010, subject to earlier vesting or forfeiture in certain circumstances.  In February 2009, the Committee approved restricted stock awards of 11,240 shares to each of Messrs. Hill, House, Houston and Snipes. These shares of restricted stock vest on February 25, 2010 or immediately prior to our 2009 annual meeting of stockholders, subject to earlier vesting or forfeiture in certain circumstances. The awards were made at the discretion of the Committee to help incentivize these directors and executive officers by maintaining a comparable value of unvested shares of restricted stock as they had prior to recent vestings.

    Long-Term Incentive Policy. Although in the past we awarded both options and restricted stock as part of our long-term incentive compensation program, our board of directors and the Committee believe that restricted stock awards are an essential component of our compensation strategy, and we intend to continue offering such awards in the future. Further, we anticipate that any equity awards granted to our directors and executive officers during the remainder of 2009 will be in the form of restricted stock. The Committee may also determine to issue other forms of stock-based awards to our named executive officers or other eligible participants under our 2006 Stock Incentive Plan or other equity incentive plans in effect at that time. Our current equity incentive plans are described under the headings “2006 Stock Incentive Plan” and “2005 Stock Incentive Plan” below.

    If there is a change of control of the Company, as defined in our 2006 Stock Incentive Plan, the vesting for any restricted shares granted that have not yet vested will be accelerated to immediately prior to the date of the change of control, provided the eligible holder has remained a director, employee or consultant of ours or one of our affiliates through the date of such change of control.

Perquisites and Other Personal Benefits

    Our company provides our named executive officers with a limited number of perquisites or other personal benefits, primarily consisting of company vehicles and club memberships, that we believe help provide a competitive package of compensation and benefits. The value of these benefits is disclosed under the heading “Summary Compensation Table” below.

Broad-Based Employee Benefits

    401(k) Plan. We have a defined contribution retirement plan in which certain of the named executive officers currently participate. The retirement plan is a tax qualified 401(k) plan that covers all U.S. employees including the named executive officers. Under the plan, we match 100% of employees’ contributions up to 5% of eligible compensation, up to a maximum in 2008 of $11,500. Employee and employer contributions vest immediately.

    Our named executive officers are eligible to participate in all of our other employee benefit plans which include medical, dental, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as all other employees.

Employment Agreements

    We believe that employment agreements are critical to the attraction and retention of our key executive officers; therefore, the Company is a party to employment agreements with each of its executive officers. Employment agreements with D. Frank Harrison, our Chairman of the Board and Chief Executive Officer, Mark Dubberstein, our President, and Zachary M. Graves, our Chief Financial Officer, were each entered into effective as of August 8, 2006, as amended effective as of August 2, 2007.  An employment agreement was entered into with Larry L. Bartlett, our former Senior Vice President of Rig Operations, effective as of August 2, 2007, and with Steven Starke, our Chief Accounting Officer, effective as of August 3, 2007. As used in this section, all references to an individual’s employment agreement will describe the agreement as amended, if applicable. Each employment agreement has a three-year term, subject to automatic extensions for one additional year so that the remaining term will be not less than two nor more than three years. Annual base salaries are currently $450,000 per year for Mr. Harrison, $325,000 per year for Mr. Dubberstein, $325,000 per year for Mr. Graves, and $150,000 per year for Mr. Starke. Mr. Harrison is eligible to receive an annual bonus in an amount not less than 66.7% of his annual base salary and Messrs. Dubberstein, Graves, and Starke are eligible to receive an annual discretionary bonus as established by the board of directors or the Committee.  If we terminate an employment agreement without cause, the executive officer is entitled to severance pay in an amount equal to: (1) the base salary earned and unpaid through the date of such termination plus the executive officer’s base salary for the remainder of the term of his agreement; provided, however, that such amount may not be less than twice the base salary in effect on the date of the termination, plus (2) the greater of any target bonus for the year of termination or the average of the two immediately preceding years’ annual incentive bonuses; plus (3) any vacation pay accrued through the date of the termination. In addition, for a period of the greater of 24 months after such termination or the remainder of the term of the executive officer’s agreement, the Company will continue to provide the executive officer (and his family, as applicable) with medical, dental, and life insurance and other similar benefits.

    We believe that the executive’s performance generally may be hampered by distraction, uncertainty and other activities in the event of an actual or threatened change of control event. To reduce such adverse effects and encourage fair treatment of our executive officers in connection with any such change of control event, the above-referenced employment agreements include change of control protections. If, within two years following a change of control the Company terminates the employment of any such executive officer with or without cause or such executive officer resigns with or without cause or good reason, such executive officer would be entitled to a severance payment, payable in a lump sum in cash following such executive officer’s termination, in an amount equal to three times the sum of (1) his highest paid annual base salary, plus (2) the bonus calculated as discussed below, plus any applicable gross-up payment.  We believe that the double trigger requiring both (1) the termination with or without cause or resignation with or without cause or good reason and (2) a change of control event is appropriate to provide fair treatment of these named executive officers without creating a windfall.

    For Messrs. Harrison, Dubberstein and Graves, the bonus paid upon qualifying termination in the event of a change of control will be calculated based on the average of the last three years’ annual bonuses or such lesser number of years as such executive may have been employed. For Mr. Starke, the bonus payable to him upon qualifying termination in the event of a change of control will be the greater of any target bonus for the year of termination or the highest bonus paid to him during his employment with the Company.

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

    As defined in the employment agreements, “change of control” occurs in the event any individual, entity or group acquires beneficial ownership of 40% or more of either (a) the then outstanding shares of Company common stock or (b) the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors, provided that any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company will not constitute a “change in control.” In addition, a change of control occurs when the individuals who, as of the date of these employment agreements, constitute the Company’s board of directors (the “incumbent board”) cease for any reason to constitute at least a majority of the board of directors. Any individual becoming a director subsequent to the date of these employment agreements whose election, or nomination for election by our stockholders, is approved by a vote of at least a majority of the directors then comprising the incumbent board will be considered a member of the incumbent board as of the date thereof, but any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the incumbent board will not be deemed a member of the incumbent board as of the date of these employment agreements. In addition, a change of control will occur upon the consummation of certain specified business combinations and upon the approval by our stockholders of a complete liquidation or dissolution of the Company.

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

    Further details regarding potential payments to these named executive officers upon termination or following a change of control event is set forth below under the heading “Potential Payments upon Termination or Change of Control.”

Other Change of Control Arrangements

    To promote retention of executives, restricted stock grants contain “change of control” provisions, which trigger full vesting upon a change of control. We believe that these acceleration provisions are generally consistent with our competitors’ change of control protections offered to their similarly situated officers. Potential payments to our Chief Executive Officer and other named executive officers upon termination or following a change of control event are set forth under the heading “Potential Payments upon Termination or Change of Control.”

Separation Agreement and Release

    In connection with the resignation of our former Senior Vice President of Rig Operations, Larry Bartlett, on September 10, 2008, we and Mr. Bartlett entered into a separation agreement and release, effective as of September 10, 2008.  Pursuant to the separation agreement, our employment agreement with Mr. Bartlett, effective as of August 2, 2007, was terminated, with the exception of the restrictive covenants concerning confidentiality and non-disclosure by Mr. Bartlett and certain other obligations that survive the termination of the agreement, and Mr. Bartlett released us and our affiliates and certain others from any claims he may have relating to matters or events arising on or before the effective date of the separation agreement.  Under this agreement, we paid Mr. Bartlett on the effective date the remaining amounts due to Mr. Bartlett under the terms of his employment agreement.  This amount totaled $572,482.

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

Compensation Committee Report on Executive Compensation

    The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee authorized, approved and recommended the inclusion of the Compensation Discussion and Analysis in this annual report on Form 10-K, as amended.

    The foregoing report is provided by the following directors, who constitute the Committee.

       COMPENSATION COMMITTEE

William R. Snipes, Chairman
Dr. Gary C. Hill
David W. House

Compensation Tables

Summary Compensation Table

    The following table sets forth certain information with respect to the total compensation earned by our named executive officers during the years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	All Other Compensation(3)	Total
D. Frank Harrison	2008	$450,000	$300,000	$1,514,737	-	$15,577	$2,280,314
Chairman and Chief Executive Officer	2007 2006	$450,000 $353,846	$300,000 $387,500	$891,698 $187,501	$242,778 $582,667	$15,577 $7,942	$1,900,053 $1,519,456
Mark Dubberstein (4)	2008	$325,000	$100,000	$716,630	-	$25,371	$1,167,001
President	2007 2006	$291,346 $201,648	$100,000 $50,000	$331,688 -	$164,653 $345,299	$13,942 $7,692	$901,629 $604,639
Zachary M. Graves	2008	$325,000	$100,000	$1,036,051	-	$12,208	$1,473,259
Chief Financial Officer, Secretary and Treasurer	2007 2006	$272,115 $194,231	$100,000 $210,000	$464,197 -	$239,083 $474,050	$17,395 $14,729	$1,092,790 $893,010
Steven R. Starke (5)	2008	$134,615	$20,000	$220,451	-	$6,731	$381,797
Chief Accounting Officer	2007 2006	$122,692 $104,038	$20,000 $27,500	$96,152 -	$55,640 $103,111	$8,488 $9,214	$302,972 $243,863
Larry Bartlett (6)	2008	$167,019	-	$959,495	-	$598,261	$1,724,775
Former Senior Vice President of Rig Operations	2007 2006	$225,000 $194,077	$25,000 $167,565	$287,518 -	$151,167 $322,900	$15,731 $10,863	$704,416 $695,405

(1)	Reflects cash award paid in 2008, 2007 and 2006, respectively.
(2)
Reflects the amount of expense recognized by the Company for the fiscal years ended December 31, 2008, 2007 and 2006, respectively, related to all outstanding equity awards for each named executive officer in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)), disregarding any adjustments for potential forfeitures.

(3)
Reflects (a) the amount of our matching contributions to our 401(k) plan for the benefit for the named executive officer: (1) $15,577 for 2008, $15,577 for 2007, and $7,942 for Mr. Harrison, (2) $13,125 for 2008, $13,942 for 2007 and $7,692 for 2006 for Mr. Dubberstein, (3) $11,250 for 2008, $11,106 for 2007 and $8,460 for 2006 for Mr. Graves, (4) $20,500 for 2008, $11,250 for 2007 and $7,702 for 2006 for Mr. Bartlett and (5) $6,731 for 2008, $6,135 for 2007 and $4,554 for 2006 for Mr. Starke; (b) the amount of club membership dues: (1) $1,292 for 2007 and $6,269 for 2006 for Mr. Graves, (2) $1,576 for 2008, $3,720 for 2007 and $3,161 for 2006 for Mr. Bartlett, (3) $12,246 for 2008 for Mr. Dubberstein and (4) $2,353 for 2007 and $4,660 for 2006 for Mr. Starke; (c) the amount of personal use of company vehicles: (1) $958 for 2008, $4,997 for 2007 and $3,398 for 2006 for Mr. Graves, and (2) $3,704 for 2008, $761 for 2007 and $1,099 for 2006 for Mr. Bartlett; and (d) the amount of severance expense paid by the Company upon termination of employment of our former Senior Vice President of Rig Operations ($572,481 for Mr. Bartlett).

(4)	Mr. Dubberstein has served as our President since June 2007. Mr. Dubberstein previously served as our General Counsel from January 2006 to June 2007.
(5)	Mr. Starke has served as our Chief Accounting Officer since June 2007. Mr. Starke previously served as our Controller from May 2005 to June 2007.
(6)	Mr. Bartlett’s employment with Company was terminated on September 10, 2008.

Grants of Plan-Based Awards

    The following table contains information with respect to the named executive officers concerning grants of plan-based awards during 2008.

		All Other Stock Awards:	All Other Option Awards:
Name	Grant Date	Number of Shares of Stock or Units (1)	Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (2)
D. Frank Harrison	01/18/2008	50,000	-	-	$671,000
Mark Dubberstein	01/18/2008	33,333	-	-	$447,329
Zachary M. Graves	01/18/2008	48,333	-	-	$648,629
Steven R. Starke	01/18/2008	10,042	-	-	$134,764
Larry Bartlett	01/18/2008	28,333	-	-	$380,229

(1)	Reflects shares of restricted stock awarded in January 2008 under our 2006 Stock Incentive Plan.
(2)	Reflects the grant date fair value of each equity award computed in accordance with SFAS No. 123 (R).

Outstanding Equity Awards at Fiscal Year-End

    The following table contains information with respect to the named executive officers concerning outstanding equity awards at December 31, 2008.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
D. Frank Harrison	-	-	-	-	122,224	$789,567
Mark Dubberstein	-	-	-	-	75,000	$484,500
Zachary M. Graves	-	-	-	-	105,000	$678,300
Steven R. Starke	-	-	-	-	21,750	$140,505
Larry Bartlett	-	-	-	-	-	-

(1)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Market on December 31, 2008, or $6.46.

Option Exercises and Stock Vested

    The following table contains information with respect to the named executive officers concerning option exercises and stock vested in fiscal 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
D. Frank Harrison	-	-	72,220	$1,089,923
Mark Dubberstein	-	-	33,333	$494,995
Zachary M. Graves	-	-	48,333	$717,745
Steven R. Starke	-	-	10,042	$149,124
Larry Bartlett	-	-	93,333	$1,278,095

(1)	Calculated by multiplying the number of shares of restricted stock by the closing price of our common stock on The NASDAQ Global Market on the date of vesting.

Nonqualified Deferred Compensation

    We do not currently have in place any nonqualified deferred compensation arrangements.

Pension Benefits

    We do not currently offer any pension benefits.

Potential Payments upon Termination or Change of Control

    The following table sets forth the potential payments due to our named executive officers assuming the executive’s employment was terminated by us without cause or by the executive for good reason or in the event of a change of control at December 31, 2008. The termination events, including those upon change of control, triggering payments or other benefits to our named executive officers are described under the headings “Employment Agreements” above.

Termination Following a Change of Control

Name	Salary (1)	Bonus	Vesting of Restricted Stock (4)	Excise Tax Gross-Up	Total
D. Frank Harrison	$1,350,000	$987,500 (2)	$789,561	-	$3,127,061
Mark Dubberstein	$975,000	$250,000 (2)	$484,500	-	$1,709,500
Zachary M. Graves	$975,000	$410,000 (2)	$678,300	-	$2,063,300
Steven R. Starke	$450,000	$82,500 (3)	$140,505	$197,496	$870,501

(1)	Calculated as an amount equal to three times the named executive officers’ highest paid annual base salary.
(2)	Calculated as an amount equal to three times the named executive officers’ average bonus for the last three years or such lesser number of years as the named executive officers may have been employed.
(3)	Calculated as an amount equal to three times the named executive officer’s highest paid annual bonus during his employment with the Company.
(4)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Market on December 31, 2008, or $6.46.

Termination Without Cause or For Good Reason

Name	Salary (1)	Bonus (2)	Vesting of Restricted Stock (3)	Continued Benefit Plan Coverage (4)	Total
D. Frank Harrison	$1,162,500	$300,000	$789,561	$15,694	$2,267,755
Mark Dubberstein	$839,583	$100,000	$484,500	$23,167	$1,447,250
Zachary M. Graves	$839,583	$100,000	$678,300	$23,167	$1,641,050
Steven R. Starke	$387,500	$20,000	$140,505	$23,167	$571,172

(1)	Calculated as an amount equal to the named executive officers’ base salary as in effect on the termination date continuing through the remaining term of each named executive officer’s agreement.
(2)
Calculated as the greater of any target bonus for the year of termination or the average of the immediately preceding two years’ annual incentive bonuses received by the named executive officer or such lesser number of years as the named executive officer may have been employed.

(3)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Market on December 31, 2008, or $6.46.
(4)	Reflects the estimated cost to us to provide existing medical and dental benefits to each named executive officer for the time period remaining in each named executive officer’s agreement.

Termination Upon Death

    In the event of the death of our Chief Executive Officer, President, Chief Financial Officer, Senior Vice President of Rig Operations, or Chief Accounting Officer, the executive’s beneficiary will receive the named executives’ base salary for a period of 12 months and any benefits accrued through the date of death. At December 31, 2008, the base salary of our (1) Chief Executive Officer was $450,000, (2) President was $325,000, (3) Chief Financial Officer was $325,000, and (4) Chief Accounting Officer was $150,000.

Termination Upon Disability

    In the event of the disability of our Chief Executive Officer, President, Chief Financial Officer, or Chief Accounting Officer, the executive will continue to receive his base salary through the remaining term of the contract. Had the event occurred at December 31, 2008, our Chief Executive Officer would be entitled to $1,162,500, our President would be entitled to $839,583, our Chief Financial Officer would be entitled to $839,583, and our Chief Accounting Officer would be entitled to $387,500 over the remaining term of the contracts.

Director Compensation

    The following table contains information with respect to 2008 compensation of our directors who served in such capacity during that year, except directors who are also our named executive officers who do not receive compensation for services as directors.

Director’s Compensation Table for the Fiscal Year Ended December 31, 2008

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	All Other Compensation	Total
Gary C. Hill	$47,500	$150,074	-	-	$197,574
David W. House	$6,170	-	-	-	$6,170
David L. Houston	$25,000	$106,474	-	-	$131,474
Mike Liddell (2)	-	-	-	-	-
William R. Snipes	$50,000	$150,074	-	-	$200,074

(1)
Reflects the amount of expense recognized by the Company for the fiscal year related to all outstanding equity awards for each named director in accordance with SFAS No. 123 (R), disregarding any adjustments for potential forfeitures.

(2)	Mr. Liddell resigned as a member of our board of directors on August 5, 2008.

    Historically, our non-employee directors were paid a monthly retainer of $1,000 and a per meeting attendance fee of $500 and were reimbursed for all ordinary and necessary expenses incurred in the conduct of our business.  To ensure the compensation of our directors is competitive with other similarly situated directors, the Committee, with the assistance of an external compensation consultant, Equilar, Inc., reviewed the director compensation practices at the peer companies described above under the heading “Compensation Benchmarking.”   After completing its review in the fourth quarter of 2008, the Committee determined that the Company’s historical compensation for directors was not competitive with similarly situated companies.  The Committee, therefore, recommended to our board of directors that the cash component of director compensation be increased to a monthly retainer of $3,000, without per meeting attendance fees.   The Committee believed that per meeting attendance fees were unnecessary, as the incentive to attend board meetings should be to comply with director fiduciary duties as opposed to cash compensation.  Furthermore, despite many peer companies compensating board members for committee membership, the Committee concluded that each non-employee director should serve on board committees without additional compensation.  Our board of directors approved such recommendations, which were implemented after our 2008 annual meeting of stockholders held on November 17, 2008.

    In January 2008, the Committee approved restricted stock awards of 5,000 shares to each of Messrs. Hill, Snipes and Houston under our 2006 Stock Incentive Plan.  One half of these shares of restricted stock vested on February 25, 2009.  The remaining one half vest on February 25, 2010, subject to earlier vesting or forfeiture in certain circumstances.  These awards were made in the discretion of the Committee to help incentivize these directors by maintaining a comparable amount of unvested shares of restricted stock they had prior to recent vestings.  In January 2009, the Committee approved restricted stock awards of 11,240 shares to each of Messrs. Hill, House, Houston and Snipes under our 2006 Stock Incentive Plan.  These shares of restricted stock vest on February 25, 2010, subject to earlier vesting or forfeiture in certain circumstances.  These awards were made in the discretion of the Committee to help incentivize these directors by maintaining a comparable value of unvested shares of restricted stock they had prior to recent vestings.  We anticipate that in the future our non-employee directors will receive restricted stock awards, rather than options, in such amounts that will be determined by the Committee in its discretion. Members of our board of directors who are also officers or employees of our company, including our named executive officers, do not receive any additional compensation for their services as directors.

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

    In January 2008, we granted restricted stock awards of (i) 50,000 shares to Mr. Harrison, (ii) 33,333 shares to Mr. Dubberstein, (iii) 48,333 shares to Mr. Graves, (iv) 28,333 shares to Mr. Bartlett, and (v) 10,042 shares to Mr. Starke.  In January 2009, we granted restricted stock awards of (i) 112,395 shares to Mr. Harrison, (ii) 71,429 shares to Mr. Dubberstein, (iii) 81,148 shares to Mr. Graves, (iii) and 22,573 shares to Mr. Starke, under our 2006 Stock Incentive Plan described in more detail below.  These shares of restricted stock vest in two equal annual installments beginning on February 25, 2010, subject to earlier vesting or forfeiture in certain circumstances.  As of April 28, 2009, no options to purchase shares of our common stock were outstanding and 560,670 shares of restricted common stock were outstanding under our 2006 Plan. There were 1,290,871 shares available for future grants under our 2006 Plan as of April 28, 2009.

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

Compensation Committee Interlocks and Insider Participation

    We currently maintain a compensation committee.  The Committee was established by our board of directors effective as of March 25, 2007. The Committee is composed of Messrs. Snipes (chair), House and Hill.

    No Committee member is or was during the fiscal year ended December 31, 2008 an officer or employee of us or any of our subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. None of our executive officers served as a director or member of the Committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Committee or as one of our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

    The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Per Share of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	-	-	1,698,578
Equity Compensation plans not approved by security holders	-	-	-
Total	-	-	1,698,578

(1)
As of April 28, 2009, we had no options to purchase shares of our common stock outstanding.  As of April 28, 2009, we had issued 560,670 shares of our restricted stock under the 2006 Plan.  The securities remaining available for future issuance reflect securities that may be issued under the 2006 Plan, as no more shares remain available for the grant of awards under the 2005 Plan.

Security Ownership of Certain Beneficial Owners and Management

    The following tables set forth as of April 28, 2009 (unless otherwise specified) the number and percentage of shares of our common stock beneficially owned by (1) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, and (2) each of our directors, each of our named executive officers, and all of our directors and named executive officers as a group.

    Beneficial ownership is determined in accordance with the rules of the SEC.  Beneficial ownership is based upon the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us.  In computing the number of shares of our common stock beneficially owned by a person and the beneficial ownership percentage of that person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 28, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.  Percentage of beneficial ownership of our common stock is based upon 27,217,459 shares of our common stock outstanding as of April 28, 2009.  To our knowledge, except as set forth in the footnotes to this table, the beneficial owners named in the table below have sole voting and investment power with respect to all shares of capital stock held by them.

Principal Stockholders

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent Beneficially Owned (6)
5% Stockholders
Third Avenue Management LLC 622 Third Avenue 32 Floor New York, NY 10017	6,184,304 (1)	22.72%
Inmobiliaria Carso S.A. de C.V Insurgentes Sur #3500 PB Col. Pena Pobre Delegacion Tlalpan, CP	4,200,000 (2)	15.43%
Met Investors Advisory, LLC 5 Park Plaza, Suite 1900 Irvine, CA 92614	4,134,324 (3)	15.19%
Wexford Capital LP 401 West Putnam Avenue Greenwich, CT 06830	3,532,998 (4)	12.98%
Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	1,683,644 (5)	6.19%

(1)
Based solely upon information obtained from Schedule 13G filed with the SEC on February 13, 2009 on behalf of Third Avenue Management LLC, or Third Avenue. Third Avenue, in its capacity as investment advisor, has shared power to vote or to direct the vote with respect to 6,184,304 shares of our common stock and has shared power to dispose or to direct the disposition of 6,184,304 shares of our common stock. These shares are owned of record by clients of Third Avenue which have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, these shares. Of these shares, 4,134,324 are also beneficially owned by Met Investors Advisory, LLC.

(2)
Based solely upon information obtained from Form 4 filed with the SEC on March 9, 2009 by Inmobiliaria Carso S.A. de C.V., or Inmobiliaria.  Pursuant to the Form 4, Inmobiliaria beneficially owns directly 4,200,000 shares of our common stock as of March 5, 2009.  Company shares reported as beneficially owned by Inmobiliaria include shares owned directly by Control Empresarial de Capitales, S.A. de C.V., a subsidiary of Inmobiliaria.  Mr. Carlos Slim Helú, Mr. Carlos Slim Domit, Mr. Marco Antonio Slim Domit, Mr. Patrick Slim Domit, Ms. María Soumaya Slim Domit, Ms. Vanessa Paola Slim Domit and Ms. Johanna Monique Slim Domit are beneficiaries of a Mexican trust which in turn owns substantially all of the issued and outstanding voting securities of Inmobiliaria.  As a result, each individual listed above may be deemed to have indirect beneficial ownership of the company shares owned directly by Inmobiliaria.

(3)
Based solely upon information obtained from Schedule 13G filed with the SEC on April 15, 2009 by Met Investors Advisory, LLC, or Met.  Met, in its capacity as an investment advisor, serves as investment manager of each series of Met Investors Series Trust, or the Trust.  In its role as investment manager of the Trust, Met has contracted with certain sub-advisers to make the day-to-day investment decisions for the certain series of the Trust.  Pursuant to the 13G, Met has shared power to vote or to direct the vote with respect to 4,134,324 shares of our common stock and has shared power to dispose or direct the disposition of 4,134,324 shares of our common stock.

(4)
Based solely upon information obtained from Form 4 filed with the SEC on April 21, 2009 filed by Wexford Capital LP. Pursuant to the Form 4, Wexford Capital, LP, as manager or investment sub advisor of Wexford Spectrum Trading Limited and Wexford Catalyst Investors LLC, reported beneficial ownership of 3,532,998 shares of our common stock.

(5)
Based solely upon information obtained from Schedule 13G filed with the SEC on February 9, 2009 on behalf of Dimensional Fund Advisors LP, or Dimensional. Dimensional, in its capacity as investment advisor, has shared power to vote or to direct the vote with respect to 1,636,298 shares of our common stock and has shared power to dispose or to direct the disposition of 1,683,644 shares of our common stock. These shares are owned of record by clients of Dimensional which have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, these shares.

(6)	Determined by dividing the number of shares reported as beneficially owned by 27,217,459 shares of common stock outstanding.

Directors and Named Executive Officers

Name	Shares Beneficially Owned	Percent Beneficially Owned
D. Frank Harrison (1)	118,661	*
Gary C. Hill (2)	12,500	*
David L. Houston (3)	12,500	*
David W. House (4)	-	-
William R. Snipes (5)	-	*
Mark Dubberstein (6)	-	-
Zachary M. Graves (7)	56,083	*
Steven R. Starke (8)	10,044	*
Directors and executive officers as a group (9 persons) (9)	209,788	*

(1)	Does not include 148,506 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(2)	Does not include 13,740 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(3)	Does not include 13,740 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(4)	Does not include 11,240 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(5)	Does not include 13,740 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(6)	Does not include 96,429 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.

(7)	Does not include 113,648 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.

(8)	Does not include 29,261 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.

(9)	Does not include 440,304 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.

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

Administrative Services Agreement and Lease of Space

    The Company has entered into six noncancelable operating leases with Grace Properties, LLC, which we refer to as Grace Properties, that have expirations of July 31, 2011. Grace Properties is owned by Kim Snell, President of Eagle Well Service, Inc. (d/b/a Bronco Energy Services), a wholly owned subsidiary of the Company. Related rent expense was approximately $572,000 for the year ended December 31, 2008.

Drilling Services

    During 2008 we received $5.3 million for services rendered to Windsor Energy Group, LLC and Gulfport Energy Corporation, affiliates of Wexford. On April 17, 2008, we entered into a long term contract with Gulfport, in which we agree to provide Gulfport a drilling rig in order to drill four wells.  Under the terms of this contract, Gulfport agreed to pay us a day work rate of $17,500.  On June 2, 2008, we entered into a term contract with Windsor, in which we agreed to provide Windsor a drilling rig for a period of one year.  Under the terms of this contract, Windsor agreed to pay us a day rate of $22,800.  On December 11, 2008, the contract was terminated and Windsor paid us $3,000,000. Related disclosures are included in Note 8, Transactions with Affiliates, of the Notes to Consolidated Financial Statements, as part of our Annual Report on Form 10-K filed with the SEC on March 16, 2009.

Item 14. Principal Accounting Fees and Services

    Grant Thornton LLP served as our independent auditor for fiscal 2008 and 2007. Aggregate fees billed to us by Grant Thornton LLP for 2008 and 2007 were as follows:

Fees	2008	2007
Audit Fees (1)	$461,631	$343,979
Audit Related Fees (2)	$23,854	$50,678
Tax Fees (3)	$26,735	$59,750
All Other Fees	—	—
Total	$512,220	$454,407

(1)
Fees for audit service included billings for our annual audit, reviews of our quarterly reports, regulatory filings to the SEC, issuance of comfort letters and consents, Section 404 services, and out-of-pocket expenses associated with the services.

(2)	Audit related fees include fees for due diligence associated with acquisitions and benefit plan audits, including out-of-pocket expenses.

(3)	Tax fees include fees for preparation of corporate returns, tax consultation and advice.

    It is our audit committee’s policy to pre-approve all audit, audit related and permissible non-audit services rendered to us by our independent auditor. Consistent with such policy, all of the fees listed above that we incurred for services rendered by Grant Thornton LLP in fiscal 2008 and 2007 were pre-approved by our audit committee. Non-audit services that received pre-approval in 2008 and 2007 include tax preparation, tax consultation and advice. The audit committee has considered whether the provisions of the non-audit services in 2008 is compatible with maintaining the independent auditors’ independence and concluded that the payment of such fees would not prohibit Grant Thornton LLP from maintaining its independence.

    Grant Thornton LLP has been selected by the audit committee as our independent auditors for the fiscal year ending December 31, 2009.

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

BRONCO DRILLING COMPANY, INC.

Date: April 29, 2009	By:	/S/ D. FRANK HARRISON
D. Frank Harrison Chairman and Chief Executive Officer