Form 10-K/A
period 2009-06-09
Bronco Drilling Company, Inc.
filed 2009-06-30
CIK 1328650

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (based on the closing price on the Nasdaq Global Select Market on June 30, 2008) was approximately $480,662,493.

As of February 27, 2009, 27,217,459 shares of common stock were outstanding.

Documents Incorporated By Reference

None

BRONCO DRILLING COMPANY, INC. AND SUBSIDIARIES
Form 10-K/A
For the Fiscal Year Ended December 31, 2008
Explanatory Note

This Amendment No. 2 on Form 10-K/A is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 16, 2009 (the “Original Filing”).  We are filing this amendment to present separate audited financial statements for Challenger Limited, a non-consolidated subsidiary, required pursuant to Regulation S-X, Rule 3-09, “Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons.”  The audited financial statements of Challenger Limited were not available for inclusion with our Original Filing but are required to be filed as an amendment within six months after the end of our fiscal year.

Except as described above, this Amendment No. 2 does not amend any information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Original Filing.

Item 15. Exhibits, Financial Statements Schedules:

1	Financial Statements

	See Index to Consolidated Financial Statements on page 29 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

	Consolidated Financial Statements of Challenger Limited:	Page No.

	Independent Auditors Report	9

	Consolidated Balance Sheets as of December 31, 2008 and 2007	10

	Consolidated Statement of Operations for the year ended December 31, 2008 and 2007	11

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007 and 2008	12

	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	13

2	Financial Statement Schedules

	See Notes to Consolidated Financial Statements on page 35 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

	See Notes to the Consolidated Financial Statements of Challenger Limited on page 14 of this Form 10-K/A.

3	Exhibits

	The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit No.	Description

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

+10.4
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

+10.6	Seperation Agreement, dated effective as of September 10, 2008, by and between the Company and Larry Bartlett.

+10.7	Form of Director and Officer Indemnification Agreement

+10.8	Bronco Drilling Company, Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement, filed by the Company with the SEC on April 28, 2006).

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

*21.1	List of the Company’s Subsidiaries.

*23.1	Consent of Grant Thornton LLP

**23.2	Consent of PricewaterhouseCoopers LLP

*24.1	Power of Attorney (included on signature page).

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**31.1(a)	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

**31.2(a)	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*32.1
Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

**32.1(a)
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

**32.2(a)
Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

+	Management contract, compensatory plan or arrangement
*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bronco Drilling Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRONCO DRILLING COMPANY, INC.

Date: June 30, 2009	By:	/S/ D. FRANK HARRISON
D. Frank Harrison Chief Executive Officer

Schedule III Financial Statements and Notes for Challenger Limited

Challenger Limited
Financial Statements
For the Year Ended December 31, 2008

Contents

Independent Auditor's Report	9
Balance Sheets	10
Statements of Income	11
Statements of Changes in Equity	12
Statements of Cash Flows	13
Notes to the Financial Statements	14

Independent Auditor’s Report

To:           The Shareholders of Challenger Limited, Douglas, Isle of Man “Private Company Limited by Shares”

Report on the financial statements

We have audited the accompanying financial statements of Challenger Limited, Douglas, isle of Man “Private Company Limited by Shares” (the Parent) and its Subsidiary (the Group), which comprise the balance sheets as at 31 December 2008, and the statements of income, changes in shareholders’ equity and cash flow for the year then ended, and a summary of significant accounting policies and other explanatory notes.

Company’s Management responsibility for the financial statements

Company’s management is responsible for the preparation and fair presentation of the financial statements in accordance with International Financial Reporting Standards.  This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error, selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

Auditor’s responsibility

Our responsibility is to express an opinion on these financial statements based on our audit.  Except for the matters for the matters discussed in the basis of qualification paragraph, we conducted our audit in accordance with International Standards on Auditing.  Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements.  The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error.  In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements, referred to above present fairly, in all material aspects of financial position of Challenger Limited, Douglas, Isle of Man “Private Company Limited by Shares” (the Parent) and its Subsidiary (the Group) as of 31 December 2008, and of its financial performance and its cash flows for the year then ended in accordance with International Financial Reporting Standards.

PricewaterhouseCoopers – Egypt

5 March 2009
Cairo

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Balance Sheets - At 31 December 2008

(all amounts in US Dollars)
		Parent		Group
	Note	2008	2007	2008	2007
Assets
Non-current Assets
Property, plant and equipment	5	152,425,129	49,410,844	152,425,129	49,410,844
Investment in subsidiary	6	397,569	397,569	-	-
Total Non-current Assets		152,822,698	49,808,413	152,425,129	49,410,844

Current Assets
Inventories	7	6,956,849	12,874,676	6,956,849	12,874,676
Receivables and prepayments	8	40,518,272	18,887,780	40,518,272	18,887,780
Due from related parties	16	519,044	140,136	519,044	140,136
Cash and cash equivalents	9	2,842,761	2,752,885	2,842,879	2,753,003
Total Current Assets		50,836,926	34,655,477	50,837,044	34,655,595
Total Assets		203,659,624	84,463,890	203,262,173	84,066,439

Equity and Liabilities
Equity
Capital	11	64,957,265	50,000,000	64,957,265	50,000,000
Additional paid in capital	11	70,795,653	15,000,000	70,795,653	15,000,000
Revaluation reserve	10	15,414,422	1,403,983	15,414,422	1,403,983
Retained earnings		9,240,432	2,317,787	9,240,432	2,314,787
Total Equity		160,407,772	68,721,770	160,407,772	68,721,770

Labilities
Non-current Liabilities
Long-term debt	13	4,545,190	738,499	4,545,190	738,499
Total Non-current Liabilities		4,545,190	738,499	4,545,190	738,499

Current Liabilities
Borrowings	13,14	13,554,645	2,676,000	13,554,645	2,676,000
Trade and other payables	12	14,060,820	7,016,164	14,060,820	7,016,164
Current tax liabilities	15	4,062,411	2,869,643	4,062,411	2,869,643
Provisions		491,280	-	491,280	-
Dividends and redemption payable		3,078,302	2,044,363	3,078,302	2,044,363
Due to related parties	16	3,459,204	397,451	3,061,753	-
Total Current Liabilities		38,706,662	15,003,621	38,309,211	14,606,170
Total Liabilities		43,251,852	15,742,120	42,854,401	15,344,669
Total Equity and Liabilities		203,659,624	84,463,890	203,262,173	84,066,439

The accompanying notes on pages 14 to 24 form and integral part of these financial statements.

Authorized on behalf of Management

Mr. Hatem Fakhr

31 January 2009
Independent auditor's report attached

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY
Statements of Income - For the year ended 31 December 2008

(all amounts in US Dollars)
		Parent		Group
	Note	2008	2007	2008	2007

Operating revenue		73,071,917	46,043,831	73,071,917	46,043,831
Operating costs		(52,442,089)	(34,309,267)	(52,442,089)	(34,309,267)
Gross profit		20,629,828	11,734,564	20,629,828	11,734,564

Other income	18	2,446,433	19,005	2,446,433	19,005
Other expense	19	(2,361,280)	-	(2,361,280)	-
General and administrative expenses	17	(9,775,827)	(8,021,383)	(9,775,827)	(8,021,383)
Operating profit		10,939,154	3,732,186	10,939,154	3,732,186

Finance income	21	46,015	751,224	46,015	751,224
Finance cost	20	(673,397)	(559,662)	(673,397)	(559,662)
Profit before income tax		10,311,772	3,923,748	10,311,772	3,923,748

Income tax expense	23	(3,389,127)	(2,307,594)	(3,389,127)	(2,307,594)
Profit for the year		6,922,645	1,616,154	6,922,645	1,616,154

The accompanying notes on pages 14 to 24 form and integral part of these financial statements.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Statement of Changes in Equity - For the year ended 31 December 2008

(all amounts in US Dollars)
		Additional Paid	Revaluation	Retained
	Share Capital	in Capital	Reserve	Earnings	Total

At 1 January 2007	42,500,000	7,500,000	1,403,983	701,633	52,105,616
Profit for the period	-	-	-	1,616,154	1,616,154
Total	42,500,000	7,500,000	1,403,983	2,317,787	53,721,770
Increase in capital	7,500,000	7,500,000	-	-	15,000,000
At 31 December 2007	50,000,000	15,000,000	1,403,983	2,317,787	68,721,770

At January 1, 2008	50,000,000	15,000,000	1,403,983	2,317,787	68,721,770
Revaluation reserve	-	-	14,010,439	-	14,010,439
Profit for the year	-	-	-	6,922,645	6,922,645
Total	50,000,000	15,000,000	15,414,422	9,240,432	89,654,854
Redemption of ordinary shares	(1,282,051)	(3,717,949)	-	-	(5,000,000)
Increase in capital	16,239,316	59,513,602	-	-	75,752,918
Net increase in capital	14,957,265	55,795,653	-	-	70,752,918
At 31 December 2008	64,957,265	70,795,653	15,414,422	9,240,432	160,407,772

The accompanying notes on pages 14 to 24 form and integral part of these financial statements.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Statement of Cash Flows - For the year ended 31 December 2008

(all amounts in US Dollars)
		Parent		Group
	Note	2008	2007	2008	2007

Cash flows from operating activities
Profit for the year		6,922,645	1,616,154	6,922,645	1,616,154
Adjustments for:
Interest expenses		320,173	559,662	320,173	559,662
Income tax expense		3,389,127	2,307,594	3,389,127	2,307,594
Interest income		(46,015)	(151,962)	(46,015)	(151,962)
Depreciation	5	13,288,407	10,167,086	13,288,407	10,167,086
Projects under construction write off		1,870,000	-	1,870,000	-
Provisions		491,280	-	491,280	-
Cash generated from operating activities
before changes in working capital		26,235,617	14,498,534	26,235,617	14,498,534

Changes in working capital:
Receivables and prepayments		(21,630,492)	(3,048,439)	(21,630,492)	(3,048,439)
Inventories		5,917,827	(9,475,566)	5,917,827	(9,475,566)
Trade and other payables		7,044,656	1,014,134	7,044,656	1,014,134
Due from related parties		(378,908)	(140,136)	(378,908)	(140,136)
Due to related parties		3,061,753	(896,498)	3,061,753	(896,498)
Cash generated from Operations		20,250,453	1,952,029	20,250,453	1,952,029

Interest expense paid		(320,173)	(559,662)	(320,173)	(559,662)
Income tax paid		(2,196,359)	(2,142,583)	(2,196,359)	(2,142,583)
Net cash (used in) generated from operating
activities		17,733,921	(750,216)	17,733,921	(750,216)

Cash flows from investing activities
Purchase of property, plant and equipment		(21,000,878)	(7,545,776)	(21,000,878)	(7,545,776)
Interest income received		46,015	151,962	46,015	151,962
Net cash used in investing activities		(20,954,863)	(7,393,814)	(20,954,863)	(7,393,814)

Cash flows from financing activities
Proceeds from borrowings and long-term debt		5,000,000	(5,000,000)	5,000,000	(5,000,000)
Payment of long-term debt		(2,723,120)	(249,875)	(2,723,120)	(249,875)
Redemption paid during the current year		(3,966,062)	-	(3,966,062)	-
Cash proceeds from issuance of shares		5,000,000	15,000,000	5,000,000	15,000,000
Net cash generated from financing activities		3,310,818	9,750,125	3,310,818	9,750,125

Net increase in cash and cash equivalents		89,876	1,606,095	89,876	1,606,095
Cash and cash equivalents at beginning of the year		2,752,885	1,146,790	2,753,003	1,146,908
Cash and cash equivalents at end of the year	9	2,842,761	2,752,885	2,842,879	2,753,003

The accompanying notes on pages 14 to 24 form and integral part of these financial statements.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

1.	General information

Challenger Limited, Douglas, Isle of Man “Private Company Limited by Shares” (the Parent Company) was incorporated on 14 October 1991 and registered in the General Registry, Isle of Man under No. 503V.  The Parent company maintains a Corporate Regional Office in Cairo, Egypt.

The Parent Company operates as a commercial company through a network of branches in Liechtenstein, the Middle East and Africa.

The Group provides professional services in the field of oilfield drilling, work over and civil works through its branches in Middle East and Africa.

These financial statements have been approved for issue by the Managing Director on behalf of the management on 31 January 2009.  The General Assembly of Shareholders has the power to amend the financial statements after being issued.

2.	Summary of Significant accounting policies

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below.  These policies have been consistently applied to all the years presented, unless otherwise stated.

A.	Basis of preparation

The Parent Company and Group financial statements have been prepared in accordance with International Financial Reporting Standards (IFRS).  The Parent Company and Group financial statements have been prepared under the historical cost convention as modified by the revaluation of the Rigs.

The preparation of financial statements in conformity with the IFRS requires the use of certain critical accounting estimates.  It also requires management to exercise its judgment in the process of applying its accounting policies.  The areas involve a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to the financial statements are disclosed in Note 4.

Standards, amendments and interpretations effective in 2008

•	IFRIC 14, ‘IAS 19-The limit on a defined benefit asset, minimum funding requirements and their interaction’, this standard.
•	IFRIC 11, ‘IFRS 2-Group and treasury share transactions’, provides guidance on whether share-based transactions involving treasury shares or involving group entities.
•
IFRS 8, ‘Operating segments”, was early adopted in 2008.  IFRS 8 replaces IAS 14, ‘Segment reporting’, and aligns segment reporting with the requirements of the US standard SFAS 131, ‘Disclosures about segments of an enterprise and related.

•	IFRIC 12, ‘Service concession arrangements’ ; and
•	IFRIC 13, ‘Customer loyalty program

This interpretation does not have an impact on the company’s consolidated financial statements.

New standards, amendments and interpretations effective in 2008.  The IAS 39, “financial instruments:  recognition and measurement”, amendment on reclassification of financial assets permits reclassification of certain financial assets out of the held-for-trading and available-for-sale categories if specified conditions are met.  The related amendment to IFRS 7, “Financial Instruments:  Disclosures”, introduces requirements with respect to financial assets reclassified out of the held-for-trading and available-for-sale categories if specified conditions are met.   The related amendment to IFRS 7, “Financial Instruments:  Disclosures”, introduces requirements with respect to financial assets reclassified out of the held-for-trading and available-for-sale categories.  The amendment is effective prospectively from 1 July 2008.  The Group did not use this amendment to reclassify any of its financial assets.

Standards, amendments and interpretations to existing standards that are not yet effective and have not been early adopted by the Company

The following standards and amendments to existing standards have been published and are mandatory for the company’s accounting periods beginning on or after 1 January 2009 or later periods, but the group has not early adopted them.

•	IAS 23 (Amendment), ‘Borrowing costs’
•	IAS 1 (Revised), ‘Presentation of financial statements’
•	IFRS 2 (Amendment), ‘Share-based payment’
•	IAS 32 (Amendment), ‘Financial instruments: Presentation’, and IAS 1 (Amendment), ‘Presentation of financial statements’–‘Puttable financial instruments and obligations arising on liquidation’
•	IFRS 1(Amendment), ‘First time adoption of IFRS’ , and IAS 27 ‘Consolidated and separate financial statements
•	IFRS 3 (Revised), ‘Business combinations’
•	IFRS 5 (Amendment), ‘Non-current assets held-for-sale and discontinued operations’
•	IAS 28 (Amendment), ‘Investments in associates’ (and consequential amendments to IAS 32, ‘Financial Instruments: Presentation’, and IFRS 7, ‘Financial instruments: Disclosures’)
•	IAS 36 (Amendment), ‘Impairment of assets’
•	IAS 38 (Amendment), ‘Intangible assets’
•	IAS 19 (Amendment), ‘Employee benefits’
•	IAS 39 (Amendment), ‘Financial instruments: Recognition and measurements’

Management assessed the relevance of these amendments and interpretations with respect to the Parents and Group’s operations and concluded that they are not relevant.

B.	Consolidation

(i)   Subsidiaries
Subsidiaries are all entities over which the Group has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights.  The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the Group controls another entity.

Subsidiaries are fully consolidated from the date on which control is transferred to the Group.

Inter-company transactions, balances unrealised gains on transactions between Group companies are eliminated.  Unrealised losses are also eliminated but considered an impairment indicator of the asset transferred.  Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by the Group.

               (ii) Transactions and minority interests
The Group applies a policy of treating transactions with minority interests as transactions with parties external to the Group.  Disposals to minority interests result in gains and losses for the Group that are recorded in the income statement.  Purchases from minority interests result in goodwill, being the difference between any consideration paid and the relevant share acquired of the carrying value of net assets of the subsidiary.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

C.	Foreign currency translation

       (i)  Functional and presentation currency
Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (‘the functional currency’).  The consolidated financial statements are presented in US Dollars, which is the company’s functional and presentation currency.

             (ii)  Transactions and balances
Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions.  Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognised in the income statement.

Foreign exchange gains and losses that relate to borrowings and cash and cash equivalents are presented in the income statement within ‘finance income or cost’.  All other foreign exchange gains and losses are presented in the income statement within ‘other (losses)/gains-net.

D.	Property, plant and equipment

Buildings, office equipments, motors vehicles and computers are stated at historical cost less depreciation.  Historical cost includes expenditures that is directly attributable to the acquisition of the item.  All other property, plant and equipment are shown at fair value, based on periodic valuations by external independent valuers, less subsequent depreciation for property, plant and equipment.  Any accumulated depreciation at the date of the revaluation is eliminated against the gross carrying amount of the asset, and the net amount is restated to the revalued amount of the asset.

Subsequent costs in relation to revalued assets are included in the asset’s carrying amount, or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Group, and the cost of the item can be measured reliably.

Increases in the carrying amount arising on revaluation of rigs are credited to a revaluation reserve in shareholder’s equity.  Decreases that offset previous increases of the same asset are charged against the revaluation reserve directly in equity; all other decreases are charged to the statement of income.

Revaluations are made with sufficient regularity, and at least triennial, such that the carrying amount does not differ materially from that which would be determined using fair value at the balance sheet date.  The last revaluation of property, plant and equipment was made by a professionally qualified valuer, Moduspec International, as at 30 June 2008.

For additions during the period between the revaluation dates, property, plant and equipment are stated at historical cost less accumulated depreciation.  Historical cost includes all costs associated with possessing the asset in a ready-for-use condition.  Depreciation is calculated using the straight-in-line method to allocate the cost of revalued amounts over the assets estimated useful life, as follows:

Buildings	20 Years
Rigs and camps	2-10 Years
Trucks	3-8 Years
Motor vehicles	3-8 Years
Furniture, fixtures and office equipment	3-8 Years
Computers and software	3-8 Years

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.

An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount.

Gains and losses on disposals are determined by comparing disposal proceeds with the assets carrying amount.  Gains and losses are included in the statement of income.  When revalued assets are sold, the revalued amounts included in the revaluation reserve are transferred to retained earnings.

Repairs and maintenance are charged to the statement of income during the financial year in which they are incurred.  The cost of major renovations is included in the carrying amount of the asset when it is probable that future economic benefits in excess of the originally assessed standard of performance of the existing asset will flow to the Parent Company and Group.  Major renovations are depreciated over the remaining useful life of the related asset or the estimated useful life of the renovation, whichever is less.

E.	Impairment of non-financial assets

Assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount.  The recoverable amount is the higher of an asset’s fair value less costs to sell, and value in use.  For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash-generating units).  Non-financial assets other than intangible assets that have suffered impairment are reviewed for possible reversal of the impairment at each reporting date.

F.	Financial Assets

The management classifies its financial assets in the following categories:  at fair value through profit or loss receivables.  The classification depends on the purpose for with the financial assets were acquired.  Management determines the classification of its financial assets at initial recognition.

               (i) Financial assets at fair value through profit or loss
Financial assets at fair value through profit or loss are financial assets held for trading.  A financial asset is classified in this category if acquired principally for the purpose of selling in the short-term.  Derivatives are also categorised as held for trading unless they are designated as hedges.  Assets in this category are classified as current assets.

               (ii)  Receivables
 Receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market.  They are included in current assets, except for maturities greater than 12 months after the balance sheet date.  These are classified as non-current assets.  The Group’s receivables comprise ‘trade and other receivables’ and cash and cash equivalents in the balance sheet (Note 2.i).

G.	Inventories

Inventories represent spare parts and are stated at the lower of cost or net realisable value.  Cost is determined using the first-in, first-out (FIFO) method.  Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

H.	Trade receivables

Trade receivables are recognised initially at fair value and subsequently measured at amortised cost using the effective interest method, less provision for impairment.  A provision for impairment of trade receivables is established when there is objective evidence that the Parent Company or Group will not be able to collect all amounts due according to the original terms of receivables.  Significant financial difficulties of the debtor, probability that the debtor will enter bankruptcy or financial reorganisation, and default or delinquency in payments (more that 60 days) are considered indicators that the trade receivable is impaired.  The amount of the provision is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate.  The provision is recognised in the statement of income.  When a trade receivable is uncollectible, it is written off against the allowance account for trade receivables.  Subsequent recoveries of amounts previously written off are credited against the income statement.

I.	Cash and cash equivalents

Cash and cash equivalents includes cash in hand, deposits held at call with banks, and other short-term highly liquid investments with original maturities of three months or less.

J.	Capital

Ordinary shares are classified as equity.  Share premiums, if any, are included in the additional paid in capital.  The costs of issuing capital and amounts collected from shareholders to recover such costs are included in the additional paid in capital.

K.	Borrowings

Borrowings are recognized initially at fair value, net of transaction costs incurred.  Borrowings are subsequently stated at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the statement of income over the period of the borrowings using the effective interest method.

Borrowings are classified as current liabilities unless the Group has an unconditional right to defer settlement of the liability for at least 12 months after the balance sheet date.

L.	Current and deferred income taxes

The current income tax charge is calculated on the basis of the tax laws enacted or substantively enacted at the balance sheet date in the countries where the company’s branches and subsidiaries operate and generate taxable income.  Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation and establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is recognised, using the liability method, on temporary differences arising between the tax bases of assets and liabilities and thier carrying amounts in the financial statements.  Currently enacted tax rates are used in the determination of deferred income tax.

Deferred tax assets are recognised to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilised.

Deferred income tax is provided on temporary differences arising on investments in subsidiaries, except where the timing of the reversal of the temporary difference can be controlled and it is probable that the temporary difference will not reverse in foreseeable future.

M.	Provisions

Provisions for regulatory obligations, costs and legal claims are recognized when the Parent Company and Group has a present legal or constructive obligation as a result of past events; it is more likely than not that an outflow of resources will be required to settle the obligation; and the amount can be reliably estimated.  Provisions are not recognized for future operating losses.

Where there are a number of similar obligations, the likelihood that an outflow will be required in settlement is determined by considering the class of obligations as a whole.  A provision is recognized even if the likelihood of an outflow with respect to any one item included in the same class of obligations may be small.

Provisions are measured at the present value of the expenditures expected to be required to settle the obligation using a pre-tax rate that reflects current market assessments of the time value of money and the risks specific to the obligation.  The increase in the provision due to the passage of time is recognized as interest expense.

N.	Trade payables

Trade payables are generally carried at the value of goods or services received from others, whether invoiced or not.  Where material, goods and services received and trade payables are initially recognized initially at fair value and subsequently measured at amortized cost using the effective interest method.

O.	Revenue recognition

Revenue comprises the fair value of the consideration received or receivable for the sale of services in the ordinary course of the Parent Company and Group’s activities.

The Company recognises revenue when the amount of revenue can be reliably measured, it is probable that future economic benefits will flow to the entity and when specific criteria have been met for each of the Company’s activities as described below.  The amount of revenue is not considered to be reliably measurable until all contingencies relating to the service have been resolved.  The Company bases its estimates on historical results, taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

               i)  Sales of services
The parent and Group sells oilfield drilling service, workover and civil works through its branches.  Revenue from these services are recognized in the accounting period in which the services are rendered, by reference to the specific transaction assessed on the basis of the actual service provided.

               ii) Interest Income
Interest income is recognized on a time-proportion basis using the effective interest method.  When a receivable is impaired, the Group reduces the carrying amount to its recoverable amount, being the estimated future cash flow discounted at the original effective interest rate of the instrument, and continues unwinding the discount as interest income.  Interest income on impaired loans is recognized using the original effective interest rate.

iii)	Dividend income
Dividend income is recognized when the right to receive payment is established.

P.	Leases

Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases.  Payments made under operating leases (net of any incentives received from the lessor) are charged to the statement of income on a straight-line basis over the period of the lease.

Q.	Dividend distribution

Dividend distributions to the Parent Company shareholders are recognized as a liability in the Parent Company’s financial statement in the period in which the dividends are approved by the shareholders.

R.	Comparative figures

Where necessary, comparative figures have been reclassified to conform to changes in presentation in the current year.

3.	Financial risk management

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

3.1	Financial risk factors

During the current year the world had faced financial crises that resulted in an unsettled global economy, the Group activities expose it to a variety of financial risks:  market risk (including foreign currency exchange risk, fair value interest rate risk and price risk), credit risk, and liquidity risk.  The Group’s overall risk management programme seeks to minimize and assess the potential adverse effects on the Group’s financial performance accordingly the management had considered the effect of the change in economy and the impact of the associated risks and concluded that there is no significant impact over the company’s activities.

(a)	Market risk

i)	Foreign exchange risk

The parent and Group operates internationally and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the Libyan Dinar, Sterling pound and Euro.  Foreign exchange risk arises from future commercial transactions, recognized assets and liabilities.

Foreign exchange risk arises when future commercial transactions or recognized assets or liabilities are denominated in a currency that is not the entity’s functional currency.  Neither the parent nor the Group use derivative instruments to hedge foreign currency exposures.  However, the management aims to minimize open positions in foreign currencies to the extent that is necessary to conduct its activities.

The Group aims to minimize the risk of being subject to foreign currency fluctuation; accordingly the Group manages to enter contracts to provide drilling services with fixed currency exchange rates.

The management had considered the strengthening of the US Dollar against other currencies (Libyan Dinar, Euro and Sterling Pound); the management had determined the percentage of strengthening based on the average of the historical fluctuation of the US Dollar against other currencies taking into consideration the subsequent fluctuations till 30 January 2009.

If the US Dollar had strengthened by 3% against Euro (2007:  11%), 3% against L.D (2007:  6%) and 10% against Sterling pound (2007:  13%) with all other variables held constant, post-tax profit for the year would have been US $10,865K (2007:  US $3,605K) higher, mainly as a result of foreign exchange losses/gains on translation of other currencies denominated trade receivables, foreign exchange losses/gains on translation of other currencies denominated borrowing.  Profit is more sensitive to movement in other currency specially Euro and Sterling Pound exchange rates in 2008 than 2007 because of the increased amount of Euro Dominated trade receivables and Sterling Pound denominated borrowings.

ii)	Cash flow and fair value interest rate risk

All of the Group borrowings issued at fixed rates expose the Group to fair value interest rate risk.  The Group has no significant interest-bearing assets and liabilities that are measured at fair value.

(b)	Credit risk

The Parent Company and Group have no significant concentrations of credit risk and have policies in place to ensure that revenues from services provided are made to customers with an appropriate credit history.  Financial institutions that the Parent Company and Group deal with are only those enjoying high credit quality.

There is no independent rating; risk control assesses the credit quality of the customer, taking into account its financial position, past experience and other factors.  Individual risk limits are set based on internal or external ratings in accordance with limits set by the management.

Although the some of the group’s customers exceeded their credit limit, yet the management does not expect any losses from non-performance by these counterparties and consider these financial assets as not impaired.  Additionally the management assessed the recoverability of these financial assets on a case by case bases and recognizes the necessary provision if required.

(c)	Liquidity risk

Prudent liquidity risk management implies maintaining sufficient cash and marketable securities, the availability of funding through an adequate amount of committed credit facilities and the ability to close out market positions.  Due to the dynamic nature of the underlying businesses, Group treasury maintains flexibility in funding by maintaining availability under committed credit lines.

The table below analyses the Group’s financial liabilities and net-settled derivative financial liabilities into relevant maturity groupings based on the remaining period at the balance sheet to the contractual maturity date.  The amounts disclosed in the table are the contractual undiscounted cash flows.  Balance due within 12 months equal their carrying balances as the impact of discounting is not significant.

At 31 December 2008:
	Less than 1 year	Between 1 and 2 years

Borrowings	17,408,456	691,379
Trade and other payables	14,060,820	-
Due to related parties	3,459,204	435,069
Commitment (letters of credit)	2,700,000	-

At 31December 2007:
	Less than 1 year	Between 1 and 2 years

Borrowings	2,676,000	937,797
Trade and other payables	7,016,164	-
Due to related parties	397,451	-
Commitment (letters of credit)	805,410	-

3.2	Capital risk management

The Group’s objectives when managing capital are to safeguard the Group’s ability to continue as a going concern in order to provide returns for shareholders and benefits for other stakeholders and to maintain an optimal structure to reduce the cost of capital.  In order to maintain or adjust the capital structure, the Group may adjust the amount of dividends paid to shareholders, return capital to shareholders, issue new shares or sell assets to reduce debt.

The management monitors capital on the basis of the gearing ratio.  This ratio is calculated as net debt divided by total capital.  Net debt is calculated as total borrowings (including ‘current and non-current borrowings’ as shown in the balance sheet) less cash and cash equivalents.  Total capital is calculated as equity, as shown in the balance sheet, plus net debt.  The gearing ratios at 31 December 2008 and 31 December 2007 were as follows:

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

	Parent		Group
	2008	2007	2008	2007
Total borrowings and trade payable and other credit balances
Trade payable and other credit balances	14,060,820	7,621,370	14,060,820	7,621,370
Due to related parties	3,459,204	397,451	3,061,753	-
Borrowings	18,099,835	3,414,499	18,099,835	3,414,499
Total borrowings	35,619,859	11,433,320	35,222,408	11,035,869
Less: cash and cash equivalents	2,842,761	2,752,885	2,842,879	2,753,003
Net debt	32,777,098	8,680,435	32,379,529	8,282,866
Total equity	160,407,772	68,721,770	160,407,772	68,721,770
Total capital	193,184,870	77,402,205	192,787,301	77,004,636

Gearing ratio	17%	11%	17%	11%

Despite of the increase in total equity, the gearing ratio increased during 2008 compared to 2007 primarily due to the effect of the new loan agreements with Bronco, Hayes and Mr. Hassan Tatanaki (Note 13).

3.3	Fair value Estimation

The carrying value less impairment provision of trade receivables and payables are assumed to approximate their fair values.  The fair value of financial liabilities for disclosure purposes is estimated by discounting the future contractual cash flows at the current market interest rate that is available to the Group for similar financial instruments.  However, that carrying values of the financial liabilities are assumed to approximate their fair value.

4.	Critical estimates and judgments

3.4	Critical accounting estimates and assumptions

Estimates and judgments are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

The Group makes estimates and assumptions concerning the future.  The resulting accounting estimates will, by definition, seldom equal the related actual results.  The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below:

a.	Income taxes
The Parent Company and Group is subject to income taxes in various jurisdictions.  Significant judgment is required in determining the worldwide provision for income taxes.  There are many transactions and calculations for which the ultimate tax determination is uncertain.  The Parent Company and Group recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due.  Where the final outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provisions in the period in which such determination is made.  If the tax liability had been 10% higher than management estimates approximately US $339,000, the Group would have recognized a future liability against income tax by some amount.

3.5	Critical judgments in applying the entity’s accounting policies

Revenue recognition
The Parent Company has recognized revenue and profit amounting to US $7,708,700 (2007: US $4,503,431) for services provided to the Great Man – Made River Authority (GMRA) project in Libya during 2008.  The buyer has the right to rescind any percentage of the service fees if they are not in conformity with the service contract agreement.  Based on past experience with the provision of similar services, the dissatisfaction rate is not expected to exceed 8%.  For the revenue recognized in 2008, the amounts invoiced have been fully accepted by the concerned customer, and it is therefore appropriate to recognize all the revenue on this transaction during 2008.

3.6	Property, plant and equipment – useful life

The property, plant and equipment owned by the Company have long lives that vary from 3 to 20 years.  To ensure the use of reliable estimates, the management has benchmarked the useful lives of its owned assets with estimates made by the evaluation (Note 2.E).  Management, in line with the requirements of IFRS, will review the useful lives of property, plant and equipment regularly, to ensure consistency with its original estimate, or otherwise, revise the remainder of useful lives as appropriate.

If the useful lives of property, plant and equipment vary up/down by 10% from its original estimate, the depreciation charge for the year would decrease/increase by US $1,332,710.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

5.	Property, plant and equipment

	Buildings	Rigs*	Auxiliary Equipment	Trucks	Motor Vehicles	Camps	Furniture, Fixtures and Office Equipment	Computers and Software	Projects under construction	Total
At 1 January 2007
Revaluation	95,000	51,682,031	8,317,718	6,234,665	1,308,305	7,159,959	1,323,177	107,780	-	76,228,635
Accumulated depreciation	(23,750)	(15,492,030)	(1,969,846)	(3,531,635)	(405,213)	(2,002,314)	(726,641)	(45,052)	-	(24,196,481)
Net book amount	71,250	36,190,001	6,347,872	2,703,030	903,092	5,157,645	596,536	62,728	-	52,032,154

Year end 31 December 2007
Opening net book amount	71,250	36,190,001	6,347,872	2,703,030	903,092	5,157,645	596,536	62,728	-	52,032,154
Additions	-	406,950	3,094,126	118,240	660,595	581,600	81,383	253,172	2,349,710	7,545,776
Transfers	-	1,392,744	-	-	-	-	-	-	(1,392,744)	-
Depreciation charges	(4,750)	(5,908,216)	(1,401,904)	(905,886)	(352,443)	(1,361,517)	(201,495)	(30,875)	-	(10,167,086)
Closing Net book amount	66,500	32,081,479	8,040,094	1,915,384	1,211,244	4,377,728	476,424	285,025	956,966	49,410,844

At 31 Decemeber 2007
Revaluation	95,000	53,481,725	11,411,844	6,352,905	1,968,900	7,741,559	1,404,560	360,952	956,966	83,774,411
Accumulated depreciation	(28,500)	(21,400,246)	(3,371,750)	(4,437,521)	(757,656)	(3,363,831)	(928,136)	(75,927)	-	(34,363,567)
Net book amount	66,500	32,081,479	8,040,094	1,915,384	1,211,244	4,377,728	476,424	285,025	956,966	49,410,844

Year ended 31 December 2008
Opening net book amount	66,500	32,081,479	8,040,094	1,915,384	1,211,244	4,377,728	476,424	285,025	956,966	49,410,844
Additions	-	7,901,852	605,974	96,034	909,998	2,839,100	145,837	128,441	88,296,895	100,924,131
Transfers	-	69,071,114	-	-	-	-	-	-	(69,071,114)	-
Effects of revaluation	-	39,581,987	(12,017,818)	-	-	(1,055,416)	-	-	(4,156,930)	22,351,823
Write off	-	-	-	-	-	-	-	-	(1,870,000)	(1,870,000)
Depreciation charges	(4,750)	(9,562,508)	(803,614)	(920,371)	(438,437)	(1,287,729)	(208,183)	(62,815)	-	(13,288,407)
Effects of revaluation on accumulated depreciation	-	(9,800,985)	4,175,364	-	-	522,359	-	-	-	(5,103,262)
Closing Net book amount	61,750	129,272,939	-	1,091,047	1,682,805	5,396,042	414,078	350,651	14,155,817	152,425,129

At 31 December 2008
Revaluation	95,000	170,036,678	-	6,448,939	2,878,898	9,525,243	1,550,397	489,393	14,155,817	205,180,365
Accumulated depreciation	(33,250)	(40,763,739)	-	(5,357,892)	(1,196,093)	(4,129,201)	(1,136,319)	(138,742)	-	(52,755,236)
Closing Net book amount	61,750	129,272,939	-	1,091,047	1,682,805	5,396,042	414,078	350,651	14,155,817	152,425,129

* Rigs comprise of the followings:

	Drilling equipment	Electrical equipment	Mud system	Power plant	Safety equipment	Well control equipment	Total
Rig #7	940,893	92,530	101,250	93,955	3,800	147,600	1,380,028
Rig #10	577,909	-	82,350	84,750	2,813	281,250	1,029,072
Rig #14	3,408,298	1,087,560	1,374,375	1,465,850	98,152	381,188	7,815,423
Rig #19	5,216,144	475,000	1,954,625	1,521,900	30,469	736,060	9,934,198
Rig #20	868,559	67,500	110,625	170,156	3,244	603,250	1,823,334
Rig #23	830,474	84,375	393,300	434,063	5,556	50,400	1,798,168
Rig #26	8,694,793	1,565,410	3,022,775	1,107,510	196,460	1,882,663	16,469,611
Rig #27	4,062,302	1,188,464	1,827,766	998,250	91,279	624,891	8,792,952
Rig #28	3,582,500	590,900	1,246,875	944,395	65,626	753,797	7,184,093
Rig #29	1,437,954	37,050	140,625	186,438	2,108	554,800	2,358,975
Rig #31	650,185	36,990	71,550	72,540	8,064	221,850	1,061,179
Rig #32	583,484	46,080	75,150	90,281	13,856	225,000	1,033,851
Rig #34	242,693	-	-	29,790	-	-	272,483
Rig #36	12,887,103	1,887,508	3,963,178	1,522,072	21,632	1,337,825	21,619,318
Rig #37	12,218,578	1,897,567	3,813,554	1,766,100	100,701	1,730,042	21,526,542
Rig #38	12,589,563	2,292,643	4,090,716	1,774,800	87,000	1,813,177	22,647,899
Rig #41	472,592	15,615	128,578	95,156	3,984	140,625	856,550
Rig #95	1,046,713	35,000	233,900	195,650	8,000	150,000	1,669,263
Total	70,310,737	11,400,192	22,631,192	12,553,656	742,744	11,634,418	129,272,939

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

6.	Investment in subsidiary

The investment in subsidiary represents the amounts paid by the Company as a long-tern investment to incorporate Challenger Saudi Arabia Limited, a Saudi Arabian land drilling and oilfield services Company.  The subsidiary is fully owned by the Company and there is no change in the Company’s ownership percentage during the current year.

7.	Inventories

	2008	2007
Spare parts	6,956,849	7,156,365
Goods in transit	-	5,718,311
Total	6,956,849	12,874,676

8.	Receivables and prepayments

	2008	2007
Trade receivables	23,068,411	10,520,792
Accrued revenues	7,708,700	4,503,431
Prepaid tax stamp	1,733,796	1,266,288
Other debit balances	1,281,380	1,027,481
Cash margin on letter of credit	-	801,151
Advance payments	6,619,372	562,024
Refundable deposits	106,613	106,613
Cash margin on letter of guarantee	-	100,000
Total	40,518,272	18,887,780

On 7 March 2004, the Company assigned all its present and future receivables related to WAHA Oil Company and Total Tep Company to British Arab Commercial Bank in order to secure the credit facilities obtained from the Bank (Note 14).  The net accounts receivable related to WAHA Oil Company and Total Tep as at 31 December 2008 amounted to US $7,301,009 and US $63,000 respectively (2007: US $1,795,641 and US $67,500 respectively).

Trade receivables of US $11,346,015 were past due but not impaired.  These relate to a number of independent customers fees whom there is no recent history of default (Governmental Authorities).  The aging analysis of trade receivables is as follows:

	2008	2007
Up to 6 months	19,354,041	8,717,271
6 to 18 months	3,714,370	1,803,521
Total	23,068,411	10,520,792

9.	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and current account at banks.

10.	Revaluation reserve

During 2008, the Company had preformed a revaluation for some categories of it’s property, plant and equipment which resulted in an increase in the revaluation surplus amounting to US $14,010,439 resulting from difference between the net book value of these assets as of 30 June 2008 and their fair value.

11.	Capital

	2008	2007
Authorized capital 70,000,000 ordinary shares of
one US Dollar each	70,000,000	70,000,000

Issued capital 2008: 64,957,265 (2007: 50,000,000 shares)	64,957,265	50,000,000
Additional paid up capital	70,795,653	15,000,000
	135,752,918	65,000,000

Based on the new shareholders agreement dated 4 January 2008, a series of corporate changes took place in the Company to reflect the change in ownership of shares.

The change in share capital for the Company during the year is summarized as follows:

	Challenger Group Limited	MENA Oil Drilling Company	Venture Capital Bank	Bronco MENA Investment	Total
Issued shares at par value one US Dollar	33,670,000	15,000,000	1,330,000	-	50,000,000
Redemption	(863,334)	(384,615)	(34,102)	-	(1,282,051)
Issuance of new shares	-	-	-	16,239,316	16,239,316
Number of shares at 31 December 2008	32,806,666	14,615,385	1,295,898	16,239,316	64,957,265

Ownership percentage	50.50%	22.50%	2%	25%	100%

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

12.	Trade and other payables

	2008	2007
Trade payables	6,928,716	4,913,795
Other credit balances	4,927,380	1,554,933
Accrued expenses	2,204,724	121,596
Notes payable	-	425,840
Total	14,060,820	7,016,164

13.	Long-term debt

The borrowing represents the loans granted to the Company from the following parties.

	2008	2007
Non-current
Noreen Overseas Limited (Note 16)	-	235,245
Artworld Financial Corporation (Note 16)	-	503,254
Bronco Drilling Company, Inc. (Note 16)	4,545,190	-
Total non current portion of long-term debts	4,545,190	738,499
Current
Noreen Overseas Limited (Note 16)	221,286	883,200
Artworld Financial Corporation (Note 16)	470,093	1,792,800
Hayes Trucking Inc. (Note 16)	1,040,000	-
Hassan Tatanaki (Note 16)	5,000,000	-
Bronco Drilling Company, Inc. (Note 16)	6,823,266	-
Total current portion of long-term debts	13,554,645	2,676,000
Total long-term debt	18,099,835	3,414,499

i)	Loan from Noreen Overseas Limited
The Company obtained loan from Noreen Overseas Limited during 2006 with a total amount of GBP 980,000.

The loan is repaid monthly starting from September 2006 in the amount of GBP 36,800.

The interest rate is 8% per annum.  The total interest expense charged during the year amounted to US $58,012.

ii)	Loan from Artworld Financial Corporation
The Company obtained loan from Artworld Financial Corporation during 2006 with a total amount of GBP 2,000,000.

The loan is repaid monthly starting from September 2006 in the amount of LE 74,700.

The interst rate is 8% per annum.  The total interest expense charged during the year amounted to US $119,789.

iii)	Loan from Hassan Tatanaki (one of the owners of Challenger Group Limited “Shareholder”)
The company obtained non-interest bearing loan from Mr. Hassan Tatanaki, to be repaid on demand.

iv)	Finance from Bronco Drilling Company and Hayes Trucking Inc.

On 4 January 2008, the Company entered into an agreement with Bronco Drilling Company Inc. (Shareholder) and Hayes Trucking Inc. (a wholly owned subsidiary by Bronco Drilling Company Inc.), where Bronco Drilling Company Inc. and Hayes Trucking Inc. agree to sell, rigs and auxiliary equipment to the Company.

The aggregate purchase price is US $13,408,456, of which US $11,368,456 and US $2,040,000 is for rigs and auxiliary equipment respectively.

The outstanding balance due to the buyers are to be paid as follows:

a.
Bronco Drilling Company Inc. is to be made through 12 consecutive equal quarterly installments of US $909,038, in addition to an amount of US $460,000 that should have been paid within 75 days subsequent to the closing date of this agreement.

b.	Hayes should have been paid by US $750,000 within 30 days subsequent to the closing date of the agreement and an amount of US $290,000 within 75 days subsequent to the closing date of the agreement.

The outstanding balances due to the buyers at 31 December are as follows:

	2008	2007
Non-current parties
Due to Bronco (due after 2009)	4,545,190	-
	4,545,190	-

Current parties
Due to Bronco (due in 2009)	6,823,266	-
Due to Hayes (due in 2009)	1,040,000	-
	7,863,266	-

v)	Long-term debt fair values
The fair values of financial liabilities are based on discounted cash flows using a discount rate based upon the borrowing rate which the Directors expect would be available to the Company at the balance sheet date.  The carrying amounts of the long-term debt approximate their fair value.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

Maturity of non-current borrowings:

	2008	2007

Between 2 and 3 years	4,545,190	738,499
	4,545,190	738,499

14.	Borrowings

	2008	2007

Current portion of long-term debt (Note 13)	13,554,645	2,676,000
Total	13,554,645	2,676,000

The Company had amended the bank overdrafts and credit facility denominated in United States Dollars, which were granted from British Arab Commercial Bank, with credit limit facilities amounting to US $10,000,000 (2007: US $9,830,00).  The bank overdrafts and credit facility are secured by an irrevocable assignment of all the Company’s present and future receivables related to WAHA Oil Company and Total Tep Company (Note 8).  These receivables claims are limited up to a maximum amount of US $5,000,000 and US $3,000,000 from WAHA Oil Company and Total Tep Company respectively, and are reduced by payments made to British Arab Commercial Bank.

The prevailing interest rate over bank overdrafts is 2.5% over the banks relevant cost of funds (LIBOR).

15.	Current tax liabilities

	2008	2007

Balance at 1 January	2,869,643	2,704,632
Current income tax expense (Note 23)	3,389,127	2,307,594
Payments to Tax Authority	(2,196,359)	(2,142,583)
Total	4,062,411	2,869,643

16.	Related party transactions

Related parties are comprised of the following:

1.	Entities owned by Challenger Group L.L.C. or by it’s ultimate owners
2.	Challenger Saudi Arabia (subsidiary)
3.	Venture Capital Bank (shareholder)
4.	MENA Drilling Company (shareholder)
5.	Bronco MENA Investment (shareholder) and its subsidiaries.

The following transactions were carried out with related parties:

i)	Due from related parties

	Company		Group
	2008	2007	2008	2007

Sogedico Company	519,044	140,136	509,595	140,136
Total	519,044	140,136	509,595	140,136

The outstanding balance due from related parties represent the transaction with Sogedico (entity owned by Challenger Group L.L.C.), where the Company had contracted with Sogedico to provide Libya branch with civil work.  The services provided during the year is US $378,908 (2007: US $140,136).

ii)	Due to related parties

In the prior years, the Company obtained financial support from the Group shareholders and one of their subsidiaries.  The financial support received was free from interest and paid on demand.

	Company		Group
	2008	2007	2008	2007

Bronco Mena Investment	2,874,253	-	2,874,253	-
Venture Capital Bank	187,500	-	187,500	-
Challenger Saudi Arabia Ltd.	397,451	397,451	-	-
Total	3,459,204	397,451	3,061,753	-

The outstanding balance due to Bronco Mena Investment represent management services with annual fee amounting to US $150,000 in addition to the services rendered by shareholders according to agreement between the Company and Bronco Mena Investment.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

iii)	Directors’ remuneration

Based on the decision taken by the Board of Directors on 1 April 2004, each one of the three ultimate beneficial owners of Challenger Group L.L.C. is receiving a fixed annual remuneration amounting to US $300,000 regarding to his daily work and efforts in the Company.

iv)	Loans from related parties

The Company obtained financial support from the Company’s shareholders and their related entities in the form of loans.  The loans balances as at 31 December 2008 are as follows:

	Company		Group
	2008	2007	2008	2007

Loan from Bronco Drilling Company Inc. (Note 13)	12,408,456	-	12,408,456	-

Loan from Hassan Tatanaki (Note 13)	5,000,000	-	5,000,000	-

Loan from Artworld Financial Corporation (Note 13)	470,093	2,296,054	470,093	2,296,054

Loan from Noreen Overseas Limited (Note 13)	221,286	1,118,445	221,286	1,118,445
Total	18,099,835	3,414,499	18,099,835	3,414,499

Artworld Financial Corporation and Noreen Overseas Limited are owned by Mr. Faiz Tatanaki, one of the three ultimate beneficial owners of Challenger group.

v)
The Company signed a rent contract for the Head Office premises with Challenger Investments, which is fully owned by Mr. Hassan Tatanaki.  The contract was signed reflecting the period in which the Company had occupied the premises starting 1 October 2000 and subjected to 7% annual increase.  The total rent expense for the period amounted to US $64,380 and the monthly rent charge amounted to LE 28,971, equivalent to US $5,365.  In addition, the Company signed another two contracts with Challenger Investments, one for the expansion of the Head Office premises rented which is subject to the same annual increase and the other contract for Tripoli Building.  The total rent expenses regarding the rented area during the current period amounts to US $38,533 and US $250,000.  The monthly rent charge amounts to LE 17,340 and LD 25,000, equivalent to US $3,211 and US $20,833.

vi)
The Company signed a contract with Venture Capital Bank – Bahrain to provide management consultation services with an annual fee amounting to US $150,000.  Venture Capital Bank – Bahrain has a significant influence over the decisions of MENA Oil Drilling Company, a shareholder of the Company.

vii)
During the current period the Company entered into agreement with Bronco Drilling Company, Inc (shareholder) and Hays Trucking Inc. (a wholly owned subsidiary by Bronco Drilling Company, Inc), the aggregate purchase price for the property in US $13,408,456, of which US $11,368,456 and US $2,040,000 is for rigs and auxiliary (support) equipment respectively.

17.	General and administrative expenses

The following expenses were included in the general and administrative expenses:

	2008	2007

Salaries and wages	3,763,139	1,364,596
Rent	738,535	499,385
Insurance expenses	132,767	224,607
Depreciation	73,268	68,569
Management fees	900,000	1,815,000

18.	Other Income

	2008	2007

Other income	137,252	19,005
Refund from insurance company	2,309,181	-
Total	2,446,433	19,005

19.	Other expense

	2008	2007

Other provisions	491,280	-
Write off for projects under construction	1,870,000	-
Total	2,361,280	-

20.	Finance cost

	2008	2007

Interest expense	320,173	599,662
Net foreign exchange loss on financing activity	353,224	-
Total	673,397	599,662

21.	Finance income

	2008	2007

Interest income	46,015	151,962
Net foreign exchange gain on financing activity	-	599,262
Total	46,015	751,224

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the consolidated financial statements-For the year ended 31 December 2008

(In the notes all amounts are shown in US Dollars unless otherwise stated)

22.	Staff costs

Staff costs are included in the statement of income under the following:

	2008	2007

Operating costs	8,297,876	2,679,144
General and administrative expenses	3,763,139	1,364,596
Total	12,061,015	4,043,740

23.	Income tax

	2008	2007

Prior years tax adjustment	-	318,266
Current tax	3,389,127	1,989,328
Total	3,389,127	2,307,594

Challenger Limited Libya Branch is subject to income tax according to the Libyan laws and regulations.  The rest of the Group is free of tax as located in the Isle of Man and Egypt Free Zone.

The tax on the Group’s profit before tax differs from the theoretical amount that would arise using the weighted average tax rate applicable to the profits of the consolidated companies as follows:

	2008	2007

Profit before tax	10,664,514	3,923,748

Tax calculated at the domestic tax rate applicable in the respective countries	3,484,783	855,406
Tax effect of expenses not subject to tax	1,632,725	1,133,922
Tax effect of revenue not subject to tax	(1,728,381)	-
Prior year adjustments	-	318,266
Tax charge	3,389,127	2,307,594

Challenger Limited Libya Branch is subject to income tax according to the Libyan laws and regulations.  The rest of the Group is free of tax as located in the Isle of Man, Kingdom of Saudi Arabia and Egypt Free Zone.

24.	Contingencies and commitments

Contingencies
At 31 December 2008, the Company had contingent liabilities in respect of bank, other guarantees and other matters arising in the ordinary course of business from which it is anticipated that no material liabilities will arise amounting to US $2,743,000 (2007: US $595,000).

Commitments
The Group issued letters of credit amounting to US $2,700,000 for the services to be provided by third parties (2007: Euro 439,100 and US $161,250).

25.	Taxation

Each Branch of the Group determines its tax obligations according to the local tax law according to the Branches’ location, as the parent itself is free of tax in the Isle of Man.

Challenger Limited Free Zone – Egypt Branch is exempted from Egyptian corporate tax for ten years starting from 27 January 2004 up till 26 January 2014.

Challenger Limited – Libya Branch is subject to corporate income tax at progressive tax rates, in addition to a Jehad tax of 4% of the taxable income.  Total income tax for the year amounted to US $3,389,127 (2007: US $1,989,328) (Note 23).  During 2008, the Branch had received the final settlement from the Libyan Tax Authority for the fiscal years till 2006 and the preliminary assessment from the Tax Authority for year 2007.  The branch did not receive any other claims from the Libyan tax authority related to year 2008.

The tax liabilities are subject to the final outcome of the tax assessment process.  Management however believes that adequate provision is made within these financial statements for all expected taxes due.

26.	Subsequent event

On 16 February 2009 a Facility Agreement was entered into between Natixis SA (France) as Lender Agent, Lead Arranger, and the Company as Borrower.  Against a security package comprising of; charge of Challenger shares, pledge of working assets and assignment of drilling contracts, the facility grants Challenger Limited a 3 year, US $20 million Revolving Operating Capital Financing Facility, which also includes and accordion feature to increase the facility amount to US $40 million, with the participation of a small number of syndicate banks, against the same security package.