Form 10-Q
period 2009-08-10
Bronco Drilling Company, Inc.
filed 2009-08-10
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 27,217,459 shares of common stock were outstanding.

 BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$46,365	$26,676
Receivables
Trade and other, net of allowance for doubtful accounts of
$3,140 and $3,830 in 2009 and 2008, respectively	30,038	65,817
Unbilled receivables	386	2,940
Income tax receivable	1,550	2,072
Current deferred income taxes	2,249	2,844
Current maturities of note receivable from affiliate	1,932	6,900
Prepaid expenses	1,213	572

Total current assets	83,733	107,821

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	524,227	512,158
Transportation, office and other equipment	43,504	43,912
	567,731	556,070
Less accumulated depreciation	147,412	123,915
	420,319	432,155

OTHER ASSETS
Note receivable from affiliate, less current maturities	1,521	3,451
Investment in Challenger	62,318	62,875
Intangibles, net, and other	4,757	6,052
	68,596	72,378

	$572,648	$612,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,628	$18,473
Accrued liabilities	8,788	16,249
Current maturities of long-term debt	86	1,464

Total current liabilities	12,502	36,186

LONG-TERM DEBT, less current maturities	112,415	116,083

DEFERRED INCOME TAXES	60,980	66,074

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 26,657 and 26,346 shares
issued and outstanding at June 30, 2009 and December 31, 2008	268	267

Additional paid-in capital	305,622	304,015

Retained earnings	80,861	89,729
Total stockholders' equity	386,751	394,011

	$572,648	$612,354

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
REVENUES
Contract drilling revenues, including 0%, 2%, 0%, and 1% to related parties
	$26,498	$60,494	$74,323	$114,567
Well service, including 0%, 2%, 0%, and 1% to related parties
	1,020	9,320	3,799	17,543
Gain on Challenger transactions	-	(1,507)	-	3,200
	27,518	68,307	78,122	135,310
EXPENSES
Contract drilling	18,234	36,715	48,078	69,909
Well service	1,257	6,079	3,572	11,022
Depreciation and amortization	11,962	12,457	24,488	24,382
General and administrative	4,930	5,414	10,118	11,153
	36,383	60,665	86,256	116,466

Income (loss) from operations	(8,865)	7,642	(8,134)	18,844

OTHER INCOME (EXPENSE)
Interest expense	(1,855)	(1,161)	(4,154)	(2,387)
Interest income	163	274	164	1,009
Equity in income (loss) of Challenger	(969)	(69)	(557)	1,776
Other	260	308	(306)	453
	(2,401)	(648)	(4,853)	851
Income (loss) before income taxes	(11,266)	6,994	(12,987)	19,695
Income tax expense (benefit)	(4,108)	2,655	(4,119)	7,208

NET INCOME (LOSS)	$(7,158)	$4,339	$(8,868)	$12,487

Income (loss) per common share-Basic	$(0.27)	$0.17	$(0.33)	$0.48

Income (loss) per common share-Diluted	$(0.27)	$0.16	$(0.33)	$0.47

Weighted average number of shares outstanding-Basic	26,657	26,270	26,623	26,267

Weighted average number of shares outstanding-Diluted	26,657	26,388	26,623	26,340

The accompanying notes are an integral part of these statements.

Bronco Drilling Company Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)
For the six months ended June 30, 2009
(Unaudited)

			Additional		Total
	Common	Common	Paid In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2009	26,346	$267	$304,015	$89,729	$394,011

Net loss	-	-	-	(8,868)	(8,868)

Stock compensation	311	1	1,607	-	1,608

Balance as of June 30, 2009	26,657	$268	$305,622	$80,861	$386,751

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(8,868)	$12,487
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	24,890	24,674
Bad debt expense	1,069	299
(Gain) loss on sale of assets	(8)	240
Gain on Challenger transactions	-	(3,200)
Equity in income of Challenger	557	(1,776)
Stock compensation	1,608	2,588
Provision for deferred income taxes	(4,498)	7,208
Changes in current assets and liabilities:
Receivables	34,427	3,794
Unbilled receivables	2,554	726
Prepaid expenses	(641)	(696)
Other assets	449	(116)
Accounts payable	(15,397)	(9,318)
Accrued expenses	(7,461)	1,867
Income taxes receivable	522	(435)

Net cash provided by operating activities	29,203	38,342

Cash flows from investing activities:
Restricted cash account	-	70
Business acquisitions, net of cash acquired	-	(5,063)
Principal payments on note receivable	2,142	-
Proceeds from sale of assets	543	3,022
Purchase of property and equipment	(7,153)	(40,159)

Net cash used in investing activities	(4,468)	(42,130)

Cash flows from financing activities:
Proceeds from borrowings	-	10,000
Payments of debt	(5,046)	(2,019)

Net cash provided by (used in) financing activities	(5,046)	7,981

Net increase in cash and cash equivalents	19,689	4,193

Beginning cash and cash equivalents	26,676	5,721

Ending cash and cash equivalents	$46,365	$9,914

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$5,318	$1,848
Income taxes (refunded) paid	(143)	435
Supplementary disclosure of non-cash investing and financing:
Assets exchanged/sold for equity interest and note receivable	-	72,376
Note issued for acquisition of property and equipment	-	846
Purchase of property and equipment in accounts payable	552	7,682
Common stock received for payment of receivable	-	1,900
Reduction of receivable for property and equipment	5,040	-

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

    In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2009, the related results of operations for the three and six months ended June 30, 2009 and 2008 and the cash flows for the six months ended June 30, 2009 and 2008.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In preparing the accompanying unaudited consolidated financial statements, we have reviewed, as we have determined necessary, events that have occurred after June 30, 2009 through the filing of this Form 10-Q on August 10, 2009.

    The results of operations for the three and six months ended June 30, 2009 are not necessarily an indication of the results expected for the full year.

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

Property and Equipment

    Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling and workover rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $33,801 and $34,293 as of June 30, 2009 and December 31, 2008, respectively.  Due to immateriality, gains and losses on dispositions, with the exception of the Challenger Limited transactions, are included in contract drilling and well service revenues.

    The Company capitalizes interest as a component of the cost of drilling and workover rigs constructed for its own use. For the six months ended June 30, 2009 and 2008, the Company capitalized $0 and $459, respectively, and for the three months ended June 30, 2009 and 2008, the Company capitalized $0 and $77, respectively, of interest costs incurred during the construction periods of certain drilling and workover rigs.

    The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based upon fair value of the asset.

Income Taxes

    Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.  A statutory Federal tax rate of 35% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rates for all periods.  The Company’s effective income tax rate during the three and six months ended June 30, 2009 is higher than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain stock compensation expenses recorded for financial reporting purposes that are not deductible for tax purposes.

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

    The Company applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and/or penalties related to income tax matters as income tax expense. As of June 30, 2009, the tax years ended December 31, 2005 through December 31, 2007 are open for examination by U.S. taxing authorities.

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

    In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” On the effective date of SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, it will issue Accounting Standards Updates to update the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be effective for the Company in the quarter ending September 30, 2009. The adoption of FAS 168 will not have a material impact on the Company.

    In December 2007, the FASB issued SFAS No. 141 (“SFAS 141R”) (revised 2007) “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the provisions of SFAS 141R did not have an immediate impact on the Company’s consolidated financial statements.

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

    In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this FSP did not have a material impact on our financial position or results of operation.

    In September 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations.” The purpose of this issue is to resolve several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of FASB Statement No. 141 (Revised 2007), Business Combinations, and (or) FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. This is because the literature that is being replaced or amended by Statements 141R and 160 has been used by analogy in addressing certain aspects of applying the equity method of accounting.  The EITF concluded that the effective date for this issue should coincide with the effective date of Statements 141R and 160 and that it should be applied prospectively. As such, the guidance in this issue applies to transactions that occur in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of the provisions EITF 08-6 did not have a material impact on the Company’s financial condition or results of operations.

    In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). This FSP increases the frequency of fair value disclosures as required by FAS 107, Disclosures about Fair Value of Financial Instruments, from annual only to quarterly reporting periods. The provisions of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009 and became effective for the Company in the quarter ended June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s financial statements. The carrying amount of our cash and cash equivalents, trade receivables, payables and debt approximate their fair values.

    In June 2009 the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The requirements of SFAS No. 165 are effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 did not have a material impact on the Company’s financial statements. See the disclosure in the "Business and Principles of Consolidation" section above.

2. Investment in Challenger

    On January 4, 2008, we acquired a 25% equity interest in Challenger Limited (“Challenger”), in exchange for six drilling rigs valued at $72,937 and $5,063 in cash.  The Company’s 25% interest at June 30, 2009 was based on 64,957,265 shares outstanding.  The Company recorded equity in income (loss) of investment of $(969) and $(557) for the three and six months ended June 30, 2009, respectively, and $(69) and $1,776 for the three and six months ended June 30, 2008, respectively, related to its equity investment in Challenger.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  Five of the contributed drilling rigs were from our existing marketed fleet and one was a newly constructed rig.  The general specifications of the contributed rigs are as follows:

		Approximate
		Drilling
Rig	Design	Depth (ft)	Type	Horsepower
3	Cabot 900	10,000	Mechanical	950
18	Gardner Denver 1500E	25,000	Electric	2,000
19	Mid Continent U-1220 EB	25,000	Electric	2,000
38	National 1320	25,000	Electric	2,000
93	National T-32	8,000	Mechanical	500
96	Ideco H-35	8,000	Mechanical	400

    The Company also sold to Challenger four drilling rigs and ancillary equipment.  The sales price of $12,990 consisted of $1,950 in cash, installment receivable of $1,500 and a term note of $9,540.  During the second quarter of 2009, the Company and Challenger agreed to reduce the installment receivable and term note by approximately $5,040 and the Company assumed ownership of two drilling rigs that were originally sold to Challenger.  The term note bears interest at 8.5%.  Interest and principal payments of $529 on the note are due quarterly until maturity at February 2, 2011.  The note receivable is collateralized by the assets sold to Challenger.  The note receivable from Challenger at June 30, 2009 was $3,453, of which $1,932 was classified as current and $1,521 was classified as long-term.

    The Company recorded a net gain of $3,200 for the six months ended June 30, 2008 relating to the exchange and sale of rigs and equipment to Challenger.  The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.

    On February 20, 2008, the Company entered into a Management Services Agreement and Master Services Agreement with Challenger.  The Company agreed to make available to Challenger certain employees of the Company for the purpose of providing land drilling services, certain business consulting services and managerial support to Challenger.  The Company invoices Challenger monthly for the services provided.  The Company had accounts receivable from Challenger of $3,953 and $3,387 at June 30, 2009 and December 31, 2008, respectively, related to these services provided.

    At June 30, 2009, the book value of the Company’s ordinary share investment in Challenger was $62,318.  The Company’s 25% share of the net assets of Challenger was estimated to be $37,124.  The basis difference between the Company’s ordinary share investment in Challenger and the Company’s 25% share of the net assets of Challenger partially consists of certain property, plant and equipment in the amount of $5,004 and amortizable intangibles including customer lists and trade name in the amount of $9,770 and $1,313, respectively.  These amounts are being amortized against the Company’s share of Challenger’s net income over the useful lives of the assets including 15 years for the property, plant and equipment, 11 years for customer lists and 20 years for trade name.  Amortization recorded during the three and six months ended June 30, 2009 was $322 and $644, respectively.  The remaining excess of $9,751 is accounted for as equity method goodwill.

    Summarized financial information of Challenger is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Condensed statement of operations:
Revenues	$11,800	$14,916	$31,650	$33,440
Gross margin	$2,823	$6,676	$12,338	$16,871
Net Income (loss)	$(2,589)	$(957)	$348	$5,597

	June 30,	December 31,
	2009	2008
Condensed balance sheet:
Current assets	$66,600	$50,837
Noncurrent assets	132,039	141,558
Total assets	$198,639	$192,395

Current liabilities	$26,633	$26,944
Noncurrent liabilities	23,512	17,304
Equity	148,494	148,147
Total liabilities and equity	$198,639	$192,395

3. Long-term Debt

    Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61
Interest on the notes ranges from 6.74% - 7.07%, repaid in March, 2009. (1)	$-	$3,234

Revolving credit facility with Fortis Capital Corp., collateralized by the Company's assets, and matures on September 29, 2013. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (2)	111,100	111,100

Note payable to Ameritas Life Insurance Corp., collateralized by the building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (3)	1,401	1,442

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $65, repaid in March, 2009. (4)	-	1,623

Note payable to John Deere Construction & Forestry Company, collaterized by forklifts, payable in thirty-six monthly installments of $11, repaid in March, 2009 (5)	-	124

Note payable to Ford Motor Credit, collateralized by truck, payable in principal and interest
installments of $1. Interest on the note is 2.9%, repaid in March, 2009. (6)	-	24

	112,501	117,547
Less current installments	86	1,464
	$112,415	$116,083

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

The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and six months ended June 30, 2009 were $159 and $304, respectively, and for the three and six months ended June 30, 2008 were $56 and $115, respectively.  The Company’s domestic subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the equity interests of our direct and indirect subsidiaries.

The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict the Company’s ability to incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.05 to 1.00 for the four consecutive quarters ending March 31, 2009, 1.10 to 1.00 for the four consecutive quarters ending June 30, 2009 and 1.15 to 1.00 for the four consecutive quarters ending September 30, 2009 and each quarter thereafter and a maximum total leverage ratio of 2.00 to 1.00. The Company was in compliance with all covenants at June 30, 2009.  If oil and gas commodity prices remain at low levels causing demand for our services to continue to decline, the Company could be in violation of our revolving credit facility covenants during 2009, unless ratios are amended or the Company receives an infusion of capital.  The revolving credit facility provides for mandatory prepayments under certain circumstances.

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

    Long-term debt maturing each year subsequent to June 30, 2009 is as follows:

2010	$86
2011	92
2012	97
2013	103
2014	111,210
2015 and thereafter	913
$112,501

4. Workers’ Compensation and Health Insurance

    The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $11,560 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. Accrued expenses at June 30, 2009 and December 31, 2008 included approximately $3,133 and $4,288, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

    On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $125 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at June 30, 2009 and December 31, 2008 included approximately $1,466 and $1,773, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

5. Transactions with Affiliates

    The Company has six operating leases with affiliated entities.  Related rent expense was approximately $143 and $286 for the three and six months ended June 30, 2009, respectively, and $86 and $156 for the three and six months ended June 30, 2008, respectively.

    The Company provided drilling and workover services totaling $1,346 and $1,362 to affiliated entities during the three and six months ended June 30, 2008, respectively.  The Company provided $0 in drilling and workover services to affiliated entities during the three and six months ended June 30, 2009.

    The Company had receivables from affiliates of $3,953 and $3,387 at June 30, 2009 and December 31, 2008, respectively.

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

7. Business Segments

    The Company’s reportable business segments are contract land drilling and well servicing.  The contract land drilling segment utilizes a fleet of land drilling rigs to provide contract drilling services to oil and natural gas exploration and production companies.  During the six months ended June 30, 2009, our drilling rigs operated in Oklahoma, Texas, Colorado, Utah, North Dakota, Louisiana, Pennsylvania, and Mexico.  The Company had revenues of $3,864 and $6,874 from rigs operating in Mexico for the three months and six months ended June 30, 2009, respectively.  The well servicing segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. During the six months ended June 30, 2009, our workover rigs operated in Oklahoma, Texas, Kansas, Colorado, Arkansas, and New Mexico.  During the second quarter of 2009, the Company temporarily suspended its well servicing operations.  The Company is currently evaluating this business unit determining a plan for its redeployment in anticipation of more favorable market conditions.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services.

    The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Contract land drilling	Well servicing	Total
Three Months Ended June 30, 2009
Operating Revenues	$26,498	$1,020	$27,518
Direct operating costs	(18,234)	(1,257)	$(19,491)
Segment profits	$8,264	$(237)	$8,027
Depreciation and amortization	$10,285	$1,677	$11,962
Capital expenditures	$3,518	$505	$4,023
Identifiable assets	$518,007	$54,641	$572,648

Three Months Ended June 30, 2008
Operating Revenues	$60,494	$9,320	$69,814
Direct operating costs	(36,715)	(6,079)	$(42,794)
Segment profits	$23,779	$3,241	$27,020
Depreciation and amortization	$11,027	$1,430	$12,457
Capital expenditures	$17,130	$4,501	$21,631
Identifiable assets	$534,738	$65,051	$599,789

	Contract land drilling	Well servicing	Total
Six Months Ended June 30, 2009
Operating Revenues	$74,323	$3,799	$78,122
Direct operating costs	(48,078)	(3,572)	$(51,650)
Segment profits	$26,245	$227	$26,472
Depreciation and amortization	$21,127	$3,361	$24,488
Capital expenditures	$6,426	$727	$7,153
Identifiable assets	$518,007	$54,641	$572,648

Six Months Ended June 30, 2008
Operating Revenues	$114,567	$17,543	$132,110
Direct operating costs	(69,909)	(11,022)	$(80,931)
Segment profits	$44,658	$6,521	$51,179
Depreciation and amortization	$21,649	$2,733	$24,382
Capital expenditures	$32,470	$7,689	$40,159
Identifiable assets	$534,738	$65,051	$599,789

    The following table reconciles the segment profits above to the operating income as reported in the consolidated statements of operations:

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
Segment profits	$8,027	$27,020
General and administrative expenses	(4,930)	(5,414)
Depreciation and amortization	(11,962)	(12,457)
Gain on Challenger transaction	-	(1,507)
Operating income (loss)	$(8,865)	$7,642

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Segment profits	$26,472	$51,179
General and administrative expenses	(10,118)	(11,153)
Depreciation and amortization	(24,488)	(24,382)
Gain on Challenger transaction	-	3,200
Operating income (loss)	$(8,134)	$18,844

8. Net Income Per Common Share

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by SFAS No. 128:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$(7,158)	$4,339	$(8,868)	$12,487

Weighted average shares	26,657	26,270	26,623	26,267

Earnings (loss) per share	$(0.27)	$0.17	$(0.33)	$0.48

Diluted:
Net income (loss)	$(7,158)	$4,339	$(8,868)	$12,487

Weighted average shares:
Outstanding (thousands)	26,657	26,270	26,623	26,267
Restricted Stock and Options (thousands)	-	118	-	73
	26,657	26,388	26,623	26,340

Income (loss) per share	$(0.27)	$0.16	$(0.33)	$0.47

    The weighted average number of diluted shares excludes 68,980 and 0 shares for the three months ended June 30, 2009 and 2008, respectively, and 52,881 and 2,097 for the six months ended June 30, 2009 and 2008, respectively, subject to restricted stock awards due to their antidilutive effects.

9. Restricted Stock

    Under all restricted stock awards to date, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the three and six months ended June 30, 2009, related to shares of restricted stock was $857 and $1,608, respectively, and for the three and six months ended June 30, 2008 was $1,438 and $2,588, respectively.  Restricted stock activity for the six months ended June 30, 2009 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2008	463,680	$15.22
Granted	415,955	5.28
Vested	(318,965)	15.59
Forfeited/expired	-	-

Outstanding at June 30, 2009	560,670	$7.73

    There was $2,903 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.22 years as of June 30, 2009.

11. Employee Benefit Plans

    The Company implemented a new 401(k) retirement plan for its eligible employees during 2007. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the three and six months ended June 30, 2009 were $175 and $379, respectively, and for the three and six months ended June 30, 2008 were $282 and $540, respectively.

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

Overview

    We provide contract land drilling and workover services to independent and major oil and natural gas exploration and production companies throughout the United States and internationally in Mexico. As of July 31, 2009, we owned a fleet of 56 land drilling rigs, of which 45 were marketed and 11 were held in inventory. We also owned a fleet of 61 workover rigs, of which 0 were marketed and 61 were held in inventory. As of June 30, 2009, we also owned a fleet of 60 trucks used to transport our rigs.

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

    Contract Land Drilling - We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into any turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have 11 of our drilling rigs operating under agreements with initial terms ranging from one to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

    For the three and six months ended June 30, 2009 and 2008 and years ended December 31, 2008, 2007 and 2006, our rig utilization rates, revenue days and average number of operating rigs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2009	2008	2009	2008	2008	2007	2006
Average number of operating rigs	46	45	45	45	44	51	45
Revenue days	1,311	3,355	3,672	6,203	12,712	14,245	15,202
Utilization Rates	32%	82%	45%	76%	79%	76%	93%

    The decrease in the number of revenue days in the three and six month-periods ended June 30, 2009 as compared to the same periods in 2008 is attributable to a decrease in our rig utilization rate.

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

    For the three and six months ended June 30, 2009 and 2008 and years ended December 31, 2008 and 2007, our workover rig utilization rates, revenue hours and average number of operating workover rigs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2009	2008	2009	2008	2008	2007
Average number of operating workover rigs	52	53	52	51	52	33
Revenue hours	3,374	25,533	11,386	49,398	91,591	63,746
Utilization Rates	10%	75%	17%	76%	68%	78%

    Due to the continued deterioration in the well servicing business, the Company has temporarily suspended operations in this segment.  The Company intends to restructure this business unit in anticipation of more favorable market conditions.

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

    Our business environment has been adversely affected by the recent volatility and decline in oil and natural gas prices and the deteriorating global economic environment.  As part of this deterioration, there has been significant uncertainty in the capital markets and access to financing has been reduced.  As a result of these conditions, our customers have curtailed their exploration budgets, which is resulting in a significant decrease in demand for our services, a reduction in revenue rates and utilization.  During the three and six months ended June 30, 2009, the Company recorded $3.1 million and $6.2 million, respectively, of contract drilling revenue related to terminated contracts.  Due to the current economic environment, certain customers may not be able to pay suppliers, including us, if they are not able to access capital to fund their business operations.

    The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At June 30,	At December 31,
	2009	2008	2007	2006

Crude oil (Bbl)	$69.89	$44.60	$95.98	$61.05
Natural gas (Mmbtu)	$3.84	$5.62	$7.48	$6.30
U.S. Land Rig Count	874	1,653	1,719	1,626

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

    The recent decline in oil and natural gas prices and the deteriorating global economic environment has led to reductions in our rig utilization and revenue rates in 2009.  Our near-term strategy is to maintain a strong balance sheet and ample liquidity. Management has initiated certain cost reduction measures including workforce and wage rate reductions that will reduce operating expenses during the downturn in the industry. Budgeted capital expenditures for 2009 represent a substantial reduction from historical levels and consist of routine capital expenditures necessary to maintain our equipment in safe and efficient working order and limited discretionary capital expenditures of new equipment or upgrades of existing equipment.

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

    Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at June 30, 2009 and December 31, 2008.  At June 30, 2009 and December 31, 2008, our unbilled receivables totaled $386,000 and $2.9 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

    Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $3.1 million and $3.8 million at June 30, 2009 and December 31, 2008, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

    Asset Impairment and Depreciation— We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs and intangible assets indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment and intangible assets to its fair market value.  A one percent write-down in the cost of our drilling equipment and intangible assets as of June 30, 2009, would have resulted in a corresponding increase in our net loss by approximately $2.7 million.

    During the first six months of 2009, demand for our services continued to decline and general economic conditions worsened.  We considered this a triggering event that required us to perform an assessment with respect to impairment of long-lived assets, including property and equipment and intangible assets, in our contract land drilling and well servicing segments.  Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management’s expectations of future trends, we estimate future cash flows over the life of the respective assets in our assessment of impairment.  These estimates of cash flows are based on historical cyclical trends in the industry as well as management’s expectations regarding the continuation of these trends in the future.  We estimated future undiscounted cash flows over the expected life of the long-lived assets and determined that expected cash flows exceeded the carrying value of the long-lived assets.  Based on the analysis performed, no impairment was indicated.

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

    We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the three and six months ended June 30, 2008, we capitalized approximately $77,000 and $459,000, respectively.  During the three and six months ended June 30, 2009 we did not capitalize any interest.

    Stock Based Compensation--- We have adopted SFAS No. 123(R), “Share-Based Payment” upon granting our first stock options on August 16, 2005. SFAS No. 123(R) requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $857,000 and $1.6 million for the three and six months ended June 30, 2009, respectively, and $1.4 million and $2.6 million for the three and six months ended June 30, 2008, respectively.

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

    Other Accounting Estimates—Our other accrued expenses as of June 30, 2009 and December 31, 2008 included accruals of approximately $3.1 million and $4.3 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $11.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

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

    In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” On the effective date of SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, it will issue Accounting Standards Updates to update the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be effective for the us in the quarter ending September 30, 2009. The adoption of FAS 168 will not have a material impact on our financial statements.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations,” or ("SFAS 141R".) SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the provisions of SFAS 141R did not have an immediate impact on our consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of the provisions of SFAS 141R did not have a material impact on our consolidated financial statements.

    In March 2008, the FASB issued SFAS No. 161, or SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” ("SFAS 161").  SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the provisions of SFAS 161 did not have a material impact on our financial position or results of operations.

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

    In September 2008, the FASB issued EITF 08-6, "Equity Method Investment Accounting Considerations."  The purpose of this issue is to resolve several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of FASB Statement No. 141 (Revised 2007), Business Combinations, and (or) FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements." This is because the literature that is being replaced or amended by Statements 141R and 160 has been used by analogy in addressing certain aspects of applying the equity method of accounting.  The EITF concluded that the effective date for this issue should coincide with the effective date of Statements 141R and 160 and that it should be applied prospectively. As such, the guidance in this issue applies to transactions that occur in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of EITF 08-6 did not have a material impact on our consolidated financial statements.

    In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). This FSP increases the frequency of fair value disclosures as required by FAS 107, "Disclosures about Fair Value of Financial Instruments," from annual only to quarterly reporting periods. The provisions of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009 and became effective for us in the quarter ended June 30, 2009. The adoption of FSP 107-1 did not have a material impact on our financial statements.

    In June 2009 the FASB issued SFAS No. 165, “Subsequent Events," which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The requirements of SFAS No. 165 are effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 did not have a material impact on our financial statements.

Recent Highlights

    Recent events, both within the United States and the world, have brought about significant and immediate changes in the global financial markets which in turn are affecting the United States economy, our industry and us.  In the United States, these events and others have had a significant impact on the prices for oil and natural gas as reflected in the following table:

		Natural Gas Price
		per Mcf		Oil Price per Bbl
Quarter		High	Low	High	Low
2009:
	Second	$4.45	$3.25	$72.68	$45.88
	First	$6.07	$3.63	$54.34	$33.98
2008:
	Fourth	$7.73	$5.29	$98.53	$33.87
	Third	$13.58	$7.22	$145.29	$95.71
	Second	$13.35	$9.32	$140.21	$100.98
	First	$10.23	$7.62	$110.33	$86.99
2007:
	Fourth	$6.45	$5.84	$91.96	$83.13
	Third	$6.07	$5.21	$76.09	$69.88
	Second	$7.02	$6.44	$65.23	$60.73
	First	$6.88	$5.80	$58.69	$50.79
2006:
	Fourth	$6.72	$4.50	$58.23	$56.15
	Third	$6.74	$5.55	$72.49	$61.56
	Second	$6.06	$5.46	$69.67	$67.26
	First	$7.99	$6.13	$62.39	$57.58

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

•
Due to declining commodity prices of oil and natural gas, several of our customers have significantly reduced their drilling budgets for 2009, resulting in a significant reduction in the average utilization of our drilling and workover rig fleet.  Our average contract land drilling utilization was approximately 83% for the three months ended December 31, 2008, 58% for the first quarter of 2009 and 32% for the second quarter of 2009

•	The Company has temporarily suspended operations in our well servicing segment. The Company intends to restructure this business unit in anticipation of more favorable market conditions.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

    Contract Drilling Revenue. For the three months ended June 30, 2009, we reported contract drilling revenues of $26.5 million, a 56% decrease from revenues of $60.5 million for the same period in 2008. The decrease is primarily due to a decrease in average dayrates and total revenue days for the three months ended June 30, 2009 as compared to the same period in 2008. Average dayrates for our drilling services decreased $208, or 1%, to $16,124 for the three months ended June 30, 2009 from $16,332 in the same period in 2008. Revenue days decreased 61% to 1,311 days for the three months ended June 30, 2009 from 3,355 days during the same period in 2008. The decrease in the number of revenue days for the three months ended June 30, 2009 as compared to the same period in 2008 is primarily due to a decrease in the utilization rate for the same period.  Utilization decreased to 32% for the three months ended June 30, 2009 from 82% for the same period in 2008.  During the second quarter of 2009, the Company recorded $3.1 million of contract drilling revenue related to terminated contracts.

    Well Service Revenue.  For the three months ended June 30, 2009, we reported well service revenues of approximately $1.0 million, an 89% decrease from revenues of $9.3 million for the same period in 2008.  The decrease is primarily due to a decrease in revenue hours.  Revenue hours decreased 87% to 3,374 hours for the three months ended June 30, 2009 from 25,533 hours during the same period in 2008.  The decrease in revenue hours for the three months ended June 30, 2009 compared to the same period in 2008 is due to a decrease in the utilization rate for the same time period and a decrease in the average operating rigs for the same time period.  Utilization decreased to 10% for the three months ended June 30, 2009 from 75% for the same period in 2008.  The average operating rigs decreased 2%, or 1 rig, from 53 for the three months ended June 30, 2008 to 52 for the same period in 2009.

    Equity in Loss of Challenger.  Equity in loss of Challenger was $969,000 for the three months ended June 30, 2009 related to our investment in Challenger compared to a loss of $69,000 for the three months ended June 30, 2008.  The equity in loss of Challenger represents our 25% share of Challenger’s loss.  For the three months ended June 30, 2009, Challenger had operating revenues of $11.8 million and operating costs of $9.0 million compared to $14.9 million and $8.2 million for the three months ended June 30, 2008.

    Contract Drilling Expense. Direct rig cost decreased $18.5 million to $18.2 million for the three months ended June 30, 2009 from $36.7 million for the same period in 2008. This 50% decrease is primarily due to the decrease in revenue days for the three months ended June 30, 2009 as compared to the same period in 2008.  As a percentage of contract drilling revenue, drilling expense increased to 69% for the three-month period ended June 30, 2009 from 61% for the same period in 2008 due primarily to a general increase in the cost of supplies and materials.

    Well Service Expense. Well service expense decreased $4.8 million to $1.3 million for the three months ended June 30, 2009 from $6.1 million for the same period in 2008.  This 79% decrease is primarily due to the decrease in revenue hours for the three months ended June 30, 2009 as compared to the same period in 2008.

    Depreciation and Amortization Expense. Depreciation expense decreased $494,000 to $12.0 million for the three months ended June 30, 2009 from $12.5 million for the same period in 2008. The decrease is primarily due to assets that are fully depreciated.

    General and Administrative Expense. General and administrative expense decreased $484,000 to $4.9 million for the three months ended June 30, 2009 from $5.4 million for the same period in 2008. The decrease is the result of a decrease in stock compensation expense of $581,000 and a decrease in yard expense of $252,000.  The decrease in stock compensation expense is primarily due to stock grants with higher grant date fair values becoming fully amortized.  The decrease in yard expense is primarily due to decreased activity in the yards as a result of the slowdown of our rig refurbishment program.  These decreases were partially offset by an increase in accounts receivable write-offs of $478,000.

    Interest Expense. Interest expense increased $694,000 to $1.9 million for the three months ended June 30, 2009 from $1.2 million for the same period in 2008. The increase is due to an increase in the average outstanding balance under our revolving credit facility and a decrease in the capitalization of interest expense related to our rig refurbishment program.  We capitalized $0 of interest for the three months ended June 30, 2009 compared to $77,000 of interest for the same period in 2008.

    Income Tax Expense. We recorded an income tax benefit of $4.1 million for the three months ended June 30, 2009. This compares to an income tax expense of $2.7 million for the three months ended June 30, 2008.  This decrease is primarily due to a $18.3 million decrease in pre-tax income to a pre-tax loss of $11.3 million for the three months ended June 30, 2009 from pre-tax income of $7.0 million for the three months ended June 30, 2008.

Six months Ended June 30, 2009 Compared to Six months Ended June 30, 2008

    Contract Drilling Revenue. For the six months ended June 30, 2009, we reported contract drilling revenues of $74.3 million, a 35% decrease from revenues of $114.6 million for the same period in 2008. The decrease is primarily due to a decrease in average dayrates and total revenue days for the six months ended June 30, 2009 as compared to the same period in 2008. Average dayrates for our drilling services decreased $80, or 1%, to $16,511 for the six months ended June 30, 2009 from $16,591 in the same period in 2008. Revenue days decreased 41% to 3,672 days for the six months ended June 30, 2009 from 6,203 days during the same period in 2008. The decrease in the number of revenue days for the six months ended June 30, 2009 as compared to the same period in 2008 is primarily due to a decrease in the utilization rate for the same period.  Utilization decreased to 45% for the six months ended June 30, 2009 from 76% for the same period in 2008.  During the first six months of 2009, the Company recorded $6.2 million of contract drilling revenue related to terminated contracts.

    Well Service Revenue.  For the six months ended June 30, 2009, we reported well service revenues of approximately $3.8 million, a 78% decrease from revenues of $17.5 million for the same period in 2008.  The decrease is primarily due to a decrease in revenue hours.  Revenue hours decreased 77% to 11,386 hours for the six months ended June 30, 2009 from 49,398 hours during the same period in 2008.  The decrease in revenue hours for the six months ended June 30, 2009 compared to the same period in 2008 is due to a decrease in the utilization rate for the same time period partially offset by an increase in the average operating rigs for the same time period.  Utilization decreased to 17% for the six months ended June 30, 2009 from 76% for the same period in 2008.  The average operating rigs increased 2%, or 1 rig, from 51 for the six months ended June 30, 2008 to 52 for the same period in 2009.

    Equity in Income (Loss) of Challenger.  Equity in loss of Challenger was $557,000 for the six months ended June 30, 2009 related to our investment in Challenger compared to equity in income of $1.8 million for the six months ended June 30, 2008.  The equity in loss of Challenger represents our 25% share of Challenger’s income.  For the six months ended June 30, 2009, Challenger had operating revenues of $31.7 million and operating costs of $19.3 million compared to $33.4 million and $16.6 million for the six months ended June 30, 2008.

    Contract Drilling Expense. Direct rig cost decreased $21.8 million to $48.1 million for the six months ended June 30, 2009 from $69.9 million for the same period in 2008. This 31% decrease is primarily due to the decrease in revenue days for the six months ended June 30, 2009 as compared to the same period in 2008.  As a percentage of contract drilling revenue, drilling expense increased to 65% for the three-month period ended June 30, 2009 from 61% for the same period in 2008 due primarily to a general increase in the cost of supplies and materials.

    Well Service Expense. Well service expense decreased $7.4 million to $3.6 million for the six months ended June 30, 2009 from $11.0 million for the same period in 2008.  This 68% decrease is primarily due to the decrease in revenue hours for the six months ended June 30, 2009 as compared to the same period in 2008.

    Depreciation and Amortization Expense. Depreciation expense increased $106,000 to $24.5 million for the six months ended June 30, 2009 from $24.4 million for the same period in 2008. The increase is primarily due to the 11% increase in fixed assets.

    General and Administrative Expense. General and administrative expense decreased $1.1 million to $10.1 million for the six months ended June 30, 2009 from $11.2 million for the same period in 2008. The decrease is the result of a decrease in stock compensation expense of $979,000 and a decrease in yard expense of $495,000.  The decrease in stock compensation expense is primarily due to stock grants with higher grant date fair values becoming fully amortized.  The decrease in yard expense is primarily due to decreased activity in the yards as a result of the slowdown of our rig refurbishment program.  These decreases were partially offset by an increase in accounts receivable write-offs of $769,000.

    Interest Expense. Interest expense increased $1.8 million to $4.2 million for the six months ended June 30, 2009 from $2.4 million for the same period in 2008. The increase is due to an increase in the average outstanding balance under our revolving credit facility and a decrease in the capitalization of interest expense related to our rig refurbishment program.  We capitalized $0 of interest for the six months ended June 30, 2009 compared to $459,000 of interest for the same period in 2008.

    Income Tax Expense. We recorded an income tax benefit of $4.1 million for the six months ended June 30, 2009. This compares to an income tax expense of $7.2 million for the six months ended June 30, 2008.  This decrease is primarily due to a $32.7 million decrease in pre-tax income to a pre-tax loss of $13.0 million for the six months ended June 30, 2009 from pre-tax income of $19.7 million for the six months ended June 30, 2008.  The Company’s effective income tax rate is higher than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain stock compensation expenses recorded for financial reporting purposes that are not deductible for tax purposes.

Liquidity and Capital Resources

    Operating Activities. Net cash provided by operating activities was $31.3 million for the six months ended June 30, 2009 as compared to $38.3 million in 2008. The decrease of $7.0 million from 2008 to 2009 was primarily due to a decrease in cash receipts from customers, partially offset by a decrease in cash payments to suppliers.

    Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used in investing activities was $6.6 million for the six months ended June 30, 2009 as compared to $42.1 million for the same period in 2008.   For the six months ended June 30, 2009, we used $7.2 million to purchase fixed assets.  This amount was partially offset by $543,000 of proceeds received from the sale of assets.  For the six months ended June 30, 2008, we used $40.2 million to purchase fixed assets and $5.1 million to purchase an equity interest in Challenger.  These amounts were partially offset by $3.0 million of proceeds received from the sale of assets.

    Financing Activities. Our cash flows used in financing activities were $5.0 million for the six months ended June 30, 2009 as compared to $8.0 million provided by financing activities for the same period in 2008.  For the six months ended June 30, 2009 our net cash used in financing activities related to principal payments of $5.0 million to various lenders.  For the six months ended June 30, 2008, our net cash provided by financing activities related to borrowings of $10.0 million under our credit facility with Fortis Bank SA/NV, New York Branch, and borrowings of $846,000 from various lenders, partially offset by principal payments of $2.0 million to various lenders.

    Sources of Liquidity. Our primary sources of liquidity are cash from operations, debt and equity financing.

    Debt Financing.  On January 13, 2006, we entered into a $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole book runner, and a syndicate of lenders.  On September 29, 2008, we amended and restated this revolving credit facility.  This $150.0 million amended and restated credit facility is with Fortis Bank SA/NV, New York Branch, as administrative agent, joint lead arranger and sole bookrunner, and a syndicate of lenders, which include The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., The Prudential Insurance Company of America, Legacy Bank, Natixis and Caterpillar Financial Services Corporation. The revolving credit facility matures on September 29, 2013.  Loans under the revolving credit facility bear interest at LIBOR plus a 4.0% margin or, at our option, the prime rate plus a 3.0% margin.  The Company had $111.1 million borrowed against the facility at June 30, 2009.

    The revolving credit facility also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and six months ended June 30, 2009 were $159,000 and $304,000, respectively, and for the three and six months ended June 30, 2008 were $56,000 and $115,000, respectively.  Our domestic subsidiaries have guaranteed the loans and other obligations under the revolving credit facility. The obligations under the revolving credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets, as well as the equity interests of our direct and indirect subsidiaries.

    The revolving credit facility contains customary covenants for facilities of this type, including among other things, covenants that restrict our ability to incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants are a minimum fixed charge coverage ratio of 1.05 to 1.00 for the four consecutive quarters ending June 30, 2009, 1.10 to 1.00 for the four consecutive quarters ending June 30, 2009 and 1.15 to 1.00 for the four consecutive quarters ending September 30, 2009 and each quarter thereafter and a maximum total leverage ratio of 2.00 to 1.00. We are in compliance with all covenants at June 30, 2009.  If oil and gas commodity prices remain at low levels causing demand for our services to continue to decline, we could be in violation of our revolving credit facility covenants during 2009, unless ratios are amended or we receive an infusion of capital. The revolving credit facility provides for mandatory prepayments under certain circumstances including the following:

•	Asset dispositions;
•	Reduction of revolving commitments;
•	Deficiency;
•	Equity issuance;
•	Debt incurrence; and
•	Event of default.

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

    Working Capital.  Our working capital was $71.9 million at June 30, 2009 compared to $71.6 million at December 31, 2008.  Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 6.8 at June 30, 2009 compared to 3.0 at December 31, 2008.

    We believe that the liquidity shown on our balance sheet as of June 30, 2009, which includes approximately $71.9 million in working capital (including $46.4 million in cash) and availability under our $150.0 million credit facility with $111.1 million outstanding at June 30, 2009, together with cash expected to be generated from operations, provides us with sufficient ability to fund our operations for at least the next twelve months.  However, additional capital may be required for future rig acquisitions.  While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure that such funding will be available or, if available, that it will be on terms acceptable to us.  The changes in the components of our working capital were as follows (amounts in thousands):

	June 30,	December 31,
	2009	2008	Change
Cash and cash equivalents	$46,365	$26,676	$19,689
Trade and other receivables	30,038	65,817	(35,779)
Unbilled receivables	386	2,940	(2,554)
Income tax receivable	1,550	2,072	(522)
Current deferred income taxes	2,249	2,844	(595)
Current maturities of note receivable	1,932	6,900	(4,968)
Prepaid expenses	1,213	572	641
Current assets	83,733	107,821	(24,088)

Current debt	86	1,464	(1,378)
Accounts Payable	3,628	18,473	(14,845)
Accrued liabilities and deferred revenues	8,788	16,249	(7,461)
Current liabilities	12,502	36,186	(23,684)

Working capital	$71,231	$71,635	$(404)

    The increase in cash and cash equivalents was primarily due to the reduction in trade and other receivables of $35.8 million, partially offset by the reduction in current debt and accounts payable of $1.4 million and $14.8 million, respectively.

    The decrease in trade receivables and other receivables as well as accounts payable at June 30, 2009 as compared to December 31, 2008 was due to a continued reduction in revenue days and utilization rates during the first six months of 2009 compared to 2008.  Utilization for the six months ended June 30, 2009 was 45% compared to 79% for 2008.

    The decrease in accrued liabilities was due to a decrease in deferred revenue of approximately $3.4 million due to the reduction in the deferral of mobilization revenue, a $1.5 million reduction in accrued interest, and a $1.4 million decrease in accrued salaries and related.  The decrease in our deferral of mobilization revenue is due to the reduction in revenue days and utilization rates during the second quarter of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

    We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin that can range from 2.0% to 3.0% or, at our option, the prime rate plus a margin that can range from 1.0% to 2.0%, depending on the ratio of our outstanding senior debt to Adjusted EBITDA, as defined in our credit agreement with Fortis Bank, SA/NV, New York Branch. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $681,000 annually, based on the $111.1 million outstanding in the aggregate under our credit facility as of June 30, 2009.

Item 4. Controls and Procedures

    Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 our disclosure controls and procedures are effective.

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

    Changes in Internal Control over Financial Reporting.

    There were no changes in our internal control over financial reporting that occurred during the first six months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BRONCO DRILLING COMPANY, INC.

Dated: August 10, 2009	By:	/s/ Zachary M. Graves
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: August 10, 2009	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)