Form 10-Q
period 2009-11-09
Bronco Drilling Company, Inc.
filed 2009-11-09
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 27,217,459 shares of common stock were outstanding.

 BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$18,118	$26,676
Receivables
Trade and other, net of allowance for doubtful accounts of
$3,229 and $3,830 in 2009 and 2008, respectively	17,918	65,817
Unbilled receivables	596	2,940
Income tax receivable	3,614	2,072
Current deferred income taxes	981	2,844
Current maturities of note receivable from affiliate	2,501	6,900
Prepaid expenses	1,069	572
Other current assets	1,660	-

Total current assets	46,457	107,821

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	436,753	512,158
Transportation, office and other equipment	42,219	43,912
	478,972	556,070
Less accumulated depreciation	137,066	123,915
	341,906	432,155

OTHER ASSETS
Note receivable from affiliate, less current maturities	1,024	3,451
Investment in Challenger	39,800	62,875
Investment in Bronco MX	21,495	-
Intangibles, net, and other	3,217	6,052
	65,536	72,378

	$453,899	$612,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,109	$18,473
Accrued liabilities	6,678	16,249
Current maturities of long-term debt	88	1,464

Total current liabilities	14,875	36,186

LONG-TERM DEBT, less current maturities and discount	51,613	116,083

WARRANT	6,257	-

DEFERRED INCOME TAXES	36,125	66,074

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 26,668 and 26,346 shares
issued and outstanding at September 30, 2009 and December 31, 2008	269	267

Additional paid-in capital	306,552	304,015

Retained earnings	38,208	89,729
Total stockholders' equity	345,029	394,011

	$453,899	$612,354

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
REVENUES
Contract drilling revenues, including 0%, 1%, 0%, and 1% to related parties
	$16,233	$63,509	$90,556	$178,076
Well service, including 0%, 5%, 0%, and 2% to related parties
	-	9,474	3,799	27,017
	16,233	72,983	94,355	205,093
EXPENSES
Contract drilling	14,031	39,190	62,109	109,099
Well service	443	8,201	4,015	19,222
Depreciation and amortization	11,664	12,939	36,152	37,321
General and administrative	5,379	13,199	15,497	24,353
Loss on Bronco MX transaction	23,964	-	23,964	-
Loss (gain) on Challenger transactions	-	63	-	(3,138)
	55,481	73,592	141,737	186,857

Income (loss) from operations	(39,248)	(609)	(47,382)	18,236

OTHER INCOME (EXPENSE)
Interest expense	(1,494)	(969)	(5,648)	(3,356)
Loss from early extinguishment of debt	(2,859)	-	(2,859)	-
Interest income	73	43	237	1,052
Equity in income (loss) of Challenger	(1,271)	1,078	(1,828)	2,854
Impairment of investment in Challenger	(21,247)	-	(21,247)	-
Other	(145)	(520)	(451)	(67)
Change in fair value of warrant	(1,578)	-	(1,578)	-
	(28,521)	(368)	(33,374)	483
Income (loss) before income taxes	(67,769)	(977)	(80,756)	18,719
Income tax expense (benefit)	(25,115)	(60)	(29,235)	7,148

NET INCOME (LOSS)	$(42,654)	$(917)	$(51,521)	$11,571

Income (loss) per common share-Basic	$(1.60)	$(0.03)	$(1.93)	$0.44

Income (loss) per common share-Diluted	$(1.60)	$(0.03)	$(1.93)	$0.44

Weighted average number of shares outstanding-Basic	26,663	26,290	26,637	26,275

Weighted average number of shares outstanding-Diluted	26,663	26,290	26,637	26,363

The accompanying notes are an integral part of these statements.

Bronco Drilling Company Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)
For the nine months ended September 30, 2009
(Unaudited)

			Additional		Total
	Common	Common	Paid In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2009	26,346	$267	$304,015	$89,729	$394,011

Net loss	-	-	-	(51,521)	(51,521)

Stock compensation	322	2	2,537	-	2,539

Balance as of September 30, 2009	26,668	$269	$306,552	$38,208	$345,029

The accompanying notes are an integral part of this statement.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(51,521)	$11,571
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	36,722	37,759
Bad debt expense	1,443	135
Loss on sale of assets	477	1
Write off of debt issue costs	2,859	-
Impairment of investment in Challenger	21,247	-
Gain on Challenger transactions	-	(3,138)
Change in fair value of warrant	1,578	-
Loss on Bronco MX transaction	23,964	-
Equity in loss (income) of Challenger	1,828	(2,854)
Stock compensation	2,539	4,543
Provision for deferred income taxes	(28,086)	7,148
Changes in current assets and liabilities:
Receivables	42,871	2,234
Unbilled receivables	2,344	(890)
Prepaid expenses	(497)	(683)
Other assets	(1,305)	586
Accounts payable	(12,995)	(5,430)
Accrued expenses	(9,571)	(4,145)
Income taxes receivable	(1,542)	(493)

Net cash provided by operating activities	32,355	46,344

Cash flows from investing activities:
Restricted cash account	-	70
Business acquisitions, net of cash acquired	-	(5,063)
Principal payments on note receivable	2,142	-
Proceeds from sale of 60% of outstanding membership
interests in Bronco MX	31,735	-
Proceeds from sale of assets	769	4,679
Purchase of property and equipment	(12,788)	(64,880)

Net cash provided by (used in) investing activities	21,858	(65,194)

Cash flows from financing activities:
Proceeds from borrowings and warrant	55,000	21,100
Payments of debt	(116,167)	(2,413)
Debt issue costs	(1,604)	(3,501)

Net cash (used in) provided by financing activities	(62,771)	15,186

Net (decrease) in cash and cash equivalents	(8,558)	(3,664)

Beginning cash and cash equivalents	26,676	5,721

Ending cash and cash equivalents	$18,118	$2,057

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$6,616	$2,838
Income taxes paid	393	493
Supplementary disclosure of non-cash investing and financing:
Assets exchanged/sold for equity interest and note receivable	-	72,503
Note issued for acquisition of property and equipment	-	1,277
Purchase of property and equipment in accounts payable	2,631	12,480
Common stock received for payment of receivable	-	1,900
Reduction of receivable for property and equipment	5,040	-
Assets contributed to Bronco MX	77,194	-

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

    In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2009, the related results of operations for the three and nine months ended September 30, 2009 and 2008 and the cash flows for the nine months ended September 30, 2009 and 2008.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  In preparing the accompanying unaudited consolidated financial statements, we have reviewed, as we have determined necessary, events that have occurred after September 30, 2009 through the filing of this Form 10-Q on November 9, 2009.

    The results of operations for the three and nine months ended September 30, 2009 are not necessarily an indication of the results expected for the full year.

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

Property and Equipment

Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling and workover rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $28,155 and $34,293 as of September 30, 2009 and December 31, 2008, respectively.  Due to immateriality, gains and losses on dispositions are included in contract drilling and well service revenues.

The Company capitalizes interest as a component of the cost of drilling and workover rigs constructed for its own use. For the nine months ended September 30, 2009 and 2008, the Company capitalized $0 and $663, respectively, and for the three months ended September 30, 2009 and 2008, the Company capitalized $0 and $205, respectively, of interest costs incurred during the construction periods of certain drilling and workover rigs.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based upon fair value of the asset.

Income Taxes

    Pursuant to ASC Topic 740, Income Taxes (guidance formerly reflected in SFAS 109, Accounting for Income Taxes) the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.  A statutory Federal tax rate of 35% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rates for all periods.  The Company’s effective income tax rate during the three and nine months ended September 30, 2009 is higher than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain stock compensation expenses recorded for financial reporting purposes that are not deductible for tax purposes.

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

    The Company applies the provisions of ASC Topic 740 which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and/or penalties related to income tax matters as income tax expense. As of September 30, 2009, the tax years ended December 31, 2005 through December 31, 2008 are open for examination by U.S. taxing authorities.

Net Income (Loss) Per Common Share

    The Company computes and presents net income (loss) per common share in accordance with ASC Topic 260, Earnings per Share (guidance formerly reflected in SFAS 128, Earnings per Share). This standard requires dual presentation of basic and diluted net income (loss) per share on the face of the Company’s statement of operations. Basic net income (loss) per common share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

Stock-based Compensation

    The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (guidance formerly reflected in SFAS 123(R), Share-Based Payment).  ASC Topic 718 requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.

Recent Accounting Pronouncements

    The FASB Accounting Standards Codification.  FASB Accounting Standards Codification (ASC) became effective for this quarterly report.  ASC Topic 105, Generally Accepted Accounting Principles, (guidance formerly reflected in SFAS 168) establishes the ASC as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.  Following ASC Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the ASC, (b) provide background information about the guidance and (c) provide the basis for conclusions on the change(s) in the ASC.  The adoption of this standard has changed how we reference various elements of U.S. GAAP in the Company’s financial statement disclosures, but has no impact on the Company’s financial position, results of operation or cash flows.

    In September 2006, the FASB issued an accounting standard that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The initial application of this standard was limited to financial assets and liabilities and became effective on January 1, 2008 for the Company.  On January 1, 2009 the Company adopted this standard on a prospective basis for non-financial assets and liabilities not measured at fair value on a recurring basis.  The application of this standard to the Company’s non-financial assets and liabilities is primarily limited to assets acquired and liabilities assumed in a business combination, asset retirement obligations and asset impairments, including goodwill and long lived assets and has not had a material impact on the Company’s consolidated financial statements.

    In December 2007, the FASB issued a new accounting standard that calls for significant changes from then current practice in accounting for business combinations.  The standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have an immediate impact on the Company’s consolidated financial statements.

    In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard shall be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The provisions of this standard were applied to the Company’s accounting for its sale of 60% of its membership interests in Bronco Drilling MX, S. de R.L. de C.V. ("Bronco MX"). See Note 2, Equity Method Investments, regarding the $23,964 loss on the Bronco MX transaction.

    In June 2008, the FASB issued a new accounting standard which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

    In April 2009, the FASB issued a staff position which increases the frequency of fair value disclosures for financial instruments from annual only to quarterly reporting periods.  The provisions of this staff position are effective for financial statements issued for interim and annual periods ending after June 15, 2009 and became effective for the Company in the quarter ended June 30, 2009.  The adoption of this staff position did not have a material impact on the Company’s consolidated financial statements. The carrying amount of our cash and cash equivalents, trade receivables, payables and debt approximate their fair values.

    In June 2009, the FASB issued a new accounting standard which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The requirements of the standard are effective for interim and annual periods ending after June 15, 2009.  The standard did not have a material impact on the Company’s consolidated financial statements.

2. Equity Method Investments

    On January 4, 2008, we acquired a 25% equity interest in Challenger Limited (“Challenger”), in exchange for six drilling rigs valued at $72,937 and $5,063 in cash.  The Company’s 25% interest at September 30, 2009 was based on 64,957,265 shares outstanding.  The Company recorded equity in income (loss) of investment of ($1,271) and ($1,828) for the three and nine months ended September 30, 2009, respectively, and $1,078 and $2,854 for the three and nine months ended September 30, 2008, respectively, related to its equity investment in Challenger.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  Five of the contributed drilling rigs were from our existing marketed fleet and one was a newly constructed rig.  The general specifications of the contributed rigs are as follows:

		Approximate
		Drilling
Rig	Design	Depth (ft)	Type	Horsepower
3	Cabot 900	10,000	Mechanical	950
18	Gardner Denver 1500E	25,000	Electric	2,000
19	Mid Continent U-1220 EB	25,000	Electric	2,000
38	National 1320	25,000	Electric	2,000
93	National T-32	8,000	Mechanical	500
96	Ideco H-35	8,000	Mechanical	400

    The Company also sold to Challenger four drilling rigs and ancillary equipment.  The sales price of $12,990 consisted of $1,950 in cash, installment receivable of $1,500 and a term note of $9,540.  During the second quarter of 2009, the Company and Challenger agreed to reduce the installment receivable and term note by approximately $5,040 and the Company assumed ownership of two drilling rigs that were originally sold to Challenger.  The term note bears interest at 8.5%.  Interest and principal payments of $529 on the note are due quarterly until maturity at February 2, 2011.  The note receivable is collateralized by the assets sold to Challenger.  The note receivable from Challenger at September 30, 2009 was $3,525, of which $2,501 was classified as current and $1,024 was classified as long-term.

    The Company recorded a net gain of $3,200 for the nine months ended September 30, 2008 relating to the exchange and sale of rigs and equipment to Challenger.  The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.

    On February 20, 2008, the Company entered into a Management Services Agreement and Master Services Agreement with Challenger.  The Company agreed to make available to Challenger certain employees of the Company for the purpose of providing land drilling services, certain business consulting services and managerial support to Challenger.  The Company invoices Challenger monthly for the services provided.  The Company had accounts receivable from Challenger of $2,347 and $3,387 at September 30, 2009 and December 31, 2008, respectively, related to these services provided.

    At September 30, 2009, the book value of the Company’s ordinary equity investment in Challenger was $39,800.  The Company’s 25% interest of the net assets of Challenger was estimated to be $36,174.  The basis difference between the Company’s ordinary equity investment in Challenger and the Company’s 25% interest of the net assets of Challenger primarily relates to certain property, plant and equipment in the amount of $3,626.  These amounts are being amortized against the Company’s 25% interest of Challenger’s net income over the estimated useful lives of 15 years for the property, plant and equipment.  Amortization recorded during the three and nine months ended September 30, 2009 was $321 and $965, respectively.

    The Company reviewed its investment in Challenger at September 30, 2009 for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than a temporary decline should be recognized. Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Due to the recent volatility and decline in oil and natural gas prices, the deterioration of the global economic environment and the anticipated future earnings of Challenger, the Company deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $39,800 related to our investment in Challenger, which was below the carrying amount of the investment and resulted in a non-cash impairment charge in the amount of $21,247.

    Summarized financial information of Challenger is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Condensed statement of operations:
Revenues	$13,371	$19,225	$45,021	$52,665
Gross margin	$3,458	$9,666	$15,796	$26,537
Net Income (loss)	$(3,798)	$2,620	$(3,451)	$8,218

	September 30,	December 31,
	2009	2008
Condensed balance sheet:
Current assets	$65,708	$50,837
Noncurrent assets	130,203	141,558
Total assets	$195,911	$192,395

Current liabilities	$26,625	$26,944
Noncurrent liabilities	24,590	17,304
Equity	144,696	148,147
Total liabilities and equity	$195,911	$192,395

    On September 18, 2009, the Company and Saddleback Properties LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Carso Infraestructura y Construccion, S.A.B. de C.V. (“CICSA”), pursuant to which CICSA purchased 60% of the outstanding membership interests of Bronco MX.  After giving effect to the transactions contemplated by the Purchase Agreement, the Company owns the remaining 40% of the outstanding membership interests of Bronco MX.  Immediately prior to the sale of the membership interests in Bronco MX to CICSA, the Company contributed six drilling rigs (Nos. 4, 43, 53, 58, 60 and 72), and the future net profit from rig leases relating to three additional drilling rigs (Nos. 55, 76 and 78), which the Company has also agreed to contribute to Bronco MX upon the expiration or earlier termination of the leases relating to such rigs.

    The Company received $31,735 from CICSA in exchange for the 60% membership interest in Bronco MX, including reimbursement for 60% of value added taxes previously paid by, or on behalf of, Bronco MX as a result of the importation of six drilling rigs that were contributed by the Company to Bronco MX to Mexico.  Upon completion of the transaction, the Company treated Bronco MX as a deconsolidated subsidiary in order to compute a loss in accordance with ASC Topic 810, Consolidation (guidance formerly under SFAS160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB51), due to the Company not retaining a controlling financial interest in Bronco MX subsequent to the sale.  The Company recorded a net loss of $23,964 for the three and nine months ended September 30, 2009 relating to the transactions.  The loss was computed based on the proceeds received from CICSA of $31,735 and the value of the Company’s 40% retained interest in Bronco MX of $21,495 less the book value of the net assets of Bronco MX, including rigs contributed to Bronco MX, of $77,194.  Fair value of the Company’s 40% investment in Bronco MX was estimated using a combination of income, or discounted cash flows approach, the market approach, which utilizes pricing of third-party transactions of comparable businesses or assets and the cost approach which considers replacement cost as the primary indicator of value. The analysis resulted in a fair value of $21,495 related to the Company’s 40% retained interest in Bronco MX.  The Company is in the process of gathering additional information in order to finalize the accounting related to these transactions, including the allocation of the difference, if any, between the amount of the Company’s investment and the amount of the underlying equity in the net assets of Bronco MX.

    Bronco MX is jointly managed, with CICSA having three representatives on its board of managers and the Company having two representatives on its board of managers.  The Company and CICSA, and their respective affiliates, have agreed to conduct all future land drilling and workover rig services, rental, construction, refurbishment, transportation, trucking and mobilization in Mexico and Latin America exclusively through Bronco MX, subject to Bronco MX’s ability to perform.

3. Long-term Debt and Warrant

    Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61
Interest on the notes ranges from 6.74% - 7.07%, repaid in March, 2009. (1)	$-	$3,234

Revolving credit facility with Fortis Bank SA/NV, New York Branch, collateralized by the Company's assets, and was to mature on September 29, 2013. Loans under the revolving credit facility
bore interest at variable rates as defined in the credit agreement, repaid September, 2009. (2)	-	111,100

Revolving credit facility with Banco Inbursa, S.A., collateralized by the Company's assets, and matures on September 17, 2014. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (3)	50,321	-

Note payable to Ameritas Life Insurance Corp., collateralized by a building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (4)	1,380	1,442

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $65, repaid in March, 2009. (5)	-	1,623

Note payable to John Deere Construction & Forestry Company, collaterized by forklifts, payable in thirty-six monthly installments of $11, repaid in March, 2009 (6)	-	124

Note payable to Ford Motor Credit, collateralized by a truck, payable in principal and interest
installments of $1. Interest on the note is 2.9%, repaid in March, 2009. (7)	-	24

	51,701	117,547
Less current installments	88	1,464
	51,613	116,083

(1)
On December 7, 2005, January 4, 2006, and June 12, 2006, the Company entered into Term Loan and Security Agreements with De Lage Landen Financial Services, Inc. The loans provide for term installments in an aggregate amount not to exceed $4,512. The proceeds of the term loans were used to purchase four cranes.  The term loans were repaid in full on March 30, 2009.

(2)
On January 13, 2006, the Company entered into a $150,000 revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole book runner, and a syndicate of lenders.  On September 29, 2008, the Company amended and restated this revolving credit facility.  This $150,000 amended and restated credit facility was with Fortis Bank SA/NV, New York Branch, as administrative agent, joint lead arranger and sole bookrunner, and a syndicate of lenders, which included The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., The Prudential Insurance Company of America, Legacy Bank, Natixis and Caterpillar Financial Services Corporation.  Loans under the revolving credit facility bore interest at LIBOR plus a 4.0% margin or, at our option, the prime rate plus a 3.0% margin.   The Company incurred $3,501 in debt issue costs related to the amended and restated credit facility.

The revolving credit facility also provided for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and nine months ended September 30, 2009 were $136 and $441, respectively, and for the three and nine months ended September 30, 2008 were $106 and $221, respectively.

The revolving credit facility was repaid in full on September 18, 2009.  The Company incurred a loss from early extinguishment of debt of approximately $2,859.

(3)
On September 18, 2009, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with Banco Inbursa, S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa, as lender and as the issuing bank ("Banco Inbursa").  The Company utilized (i) borrowings under the Credit Facility, (ii) proceeds from the sale of the membership interests of Bronco MX and (iii) cash-on-hand to repay all amounts outstanding under the Company’s prior revolving credit agreement with Fortis Bank SA/NV, New York Branch, which has been replaced by the Credit Facility.

The Credit Facility provides for revolving advances of up to $75,000 and matures on September 17, 2014.  The borrowing base under the Credit Facility has been initially set at $75,000, subject to borrowing base limitations.  Outstanding borrowings under the Credit Facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances.  The Company incurred $1,604 in debt issue costs related to the revolving credit facility.

The Company will pay a quarterly commitment fee of 0.5% per annum on the unused portion of the Credit Facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the Credit Facility was paid by the Company at closing. The Company’s domestic subsidiaries have guaranteed the loans and other obligations under the Credit Facility. The obligations under the Credit Facility and the related guarantees are secured by a first priority security interest in substantially all of the assets of the Company and its domestic subsidiaries, including the equity interests of the Company’s direct and indirect subsidiaries.

The Credit Facility contains customary representations and warranties and various affirmative and negative covenants, including, but not limited to, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions, and a financial covenant requiring that the Company maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization for any four consecutive fiscal quarters of not more than 3.5 to 1.0.  A violation of these covenants or any other covenant in the Credit Facility could result in a default under the Credit Facility which would permit the lender to restrict the Company’s ability to access the Credit Facility and require the immediate repayment of any outstanding advances under the Credit Facility. The Credit Facility also provides for mandatory prepayments in certain circumstances.

In conjunction with its entry into the Credit Facility, the Company entered into a Warrant Agreement with Banco Inbursa and, pursuant thereto, issued a three-year warrant (the "Warrant") to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of the Company’s common stock, $0.01 par value per share (the "Common Stock") subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of Common Stock from the date of issuance of the Warrant (the "Issue Date") through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. The Warrant may be exercised by the payment of the exercise price in cash or through a cashless exercise whereby the Company withholds shares issuable under the Warrant having a value equal to the aggregate exercise price.

The exercise price per share and the number of shares of Common Stock for which the Warrant may be exercised are subject to adjustment in the event of any split, subdivision, reclassification, combination or similar transactions affecting the Common Stock.  Additionally, in the event that the Warrant is sold and the proceeds per share received by the holder are less than the positive difference of the current market price per share of the Common Stock less the exercise price then in effect, the Company will be required to pay the seller of the Warrant a make-whole payment equal to such difference.  However, the obligations of the Company in respect of the make-whole payment only inure to the benefit of Banco Inbursa and other members of the Investor Group (as defined in the Warrant), and not other holders of the Warrant.

The Warrant contains limitations on the number of shares of Common Stock that may be acquired by the holder of the Warrant upon any exercise of the Warrant.  Pursuant to the terms of the Warrant, the holder of the Warrant may not exercise the Warrant for a number of shares of Common Stock which will exceed 19.99% of the shares of the Common Stock that are issued and outstanding on the Issue Date (subject to adjustment for stock splits, combinations and similar events).  In addition, the number of shares that may be acquired by the holder of the Warrant and its Affiliates (as defined in the Warrant) and any other Person (as defined in the Warrant) whose ownership of Common Stock would be aggregated with the ownership of the holder of the Warrant for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, does not exceed 19.99% of the total number of shares of Common Stock that are outstanding immediately after giving effect to such exercise of the Warrant.

In accordance with accounting standards, the proceeds from the Credit Facility were allocated to the Credit Facility and Warrant based on their respective fair values.  Based on this allocation, $50,321 and $4,679 of the net proceeds were allocated to the Credit Facility and Warrant, respectively.  The Warrant has been classified as a liability on the consolidated balance sheet due to the Company’s obligation to pay the seller of the Warrant a make-whole payment, in cash, under certain circumstances.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in year 1 – 3 with the values weighted by the probability that the warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.41% to 1.57%.

The resulting discount to the Credit Facility will be amortized to interest expense over the term of the Credit Facility such that the carrying value of the Credit Facility at maturity would be equal to $55,000.  Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of Eurodollar rate plus 7.58% (interest rate at September 30, 2009 was 7.87%).

In accordance with accounting standards, the Company revalued the Warrant as of September 30, 2009 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.40% to 1.45%.  The fair value of the warrant was $6,257 at September 30, 2009.  The Company recorded a change in the fair value of the warrant on the consolidated statement of operations in the amount of $1,578 for the three and nine months ended September 30, 2009.

In conjunction with the issuance of the Warrant, the Company entered into a Registration Rights Agreement for the benefit of Banco Inbursa and its permitted assignees and transferees.  The Registration Rights Agreement provides for up to three demand registration rights and unlimited piggyback registration rights covering the Warrant, the shares of Common Stock for which the Warrant is exercisable and all other shares of Common Stock held by Banco Inbursa and its permitted assignees and transferees.  The Registration Rights Agreement provides that the Company shall pay all fees and expenses incident to the performance of its obligations under the Registration Rights Agreement, including the payment of all filing, registration and qualification fees, printers’ and accounting fees, and expenses and disbursements of counsel and contains other customary terms, provisions and covenants for agreements of this type, including, without limitation, provisions requiring the Company to provide indemnification arising out of or relating to any untrue or alleged untrue statement of a material fact, or relating to any omission or alleged omission of a material fact required to be stated therein to make the statements therein not misleading, contained in a registration statement, prospectus, free writing prospectus or certain other documents.

(4)
On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building.  The loan provides for term installments in an aggregate not to exceed $1,590.

(5)
On various dates during 2007 and 2008, the Company entered into term loan agreements with General Motors Acceptance Corporation.  The loans provide for term installments in an aggregate not to exceed $2,282.  The proceeds of the term loans were used to purchase 57 trucks.  The term loans were repaid in full on March 16, 2009.

(6)
On November 21, 2006, the Company entered into term loan agreements with John Deere Credit.  The loans provide for term installments in an aggregate not to exceed $403.  The proceeds of the term loans were used to purchase two forklifts.  The term loans were repaid in full on March 19, 2009.

(7)
On November 9, 2007, the Company entered into a term loan agreement with Ford Credit.  The loan provides for a term installment in an aggregate not to exceed $36.  The proceeds of the term loan were used to purchase a truck.  The term loan was repaid in full on March 24, 2009.

        Long-term debt maturing each year subsequent to September 30, 2009 is as follows:

2010	$88
2011	93
2012	99
2013	105
2014	50,432
2015 and thereafter	884
$51,701

4. Workers’ Compensation and Health Insurance

    The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $11,460 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  The Company had certificates of deposits in the amount of $11,460 at September 30, 2009 collateralizing the letters of credit.  No amounts have been drawn under the letters of credit. Accrued expenses at September 30, 2009 and December 31, 2008 included approximately $2,547 and $4,288, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

    On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $125 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at September 30, 2009 and December 31, 2008 included approximately $245 and $1,773, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

5. Transactions with Affiliates

    The Company has six operating leases with affiliated entities.  Related rent expense was approximately $130 and $416 for the three and nine months ended September 30, 2009, respectively, and $185 and $340 for the three and nine months ended September 30, 2008, respectively.

    The Company provided drilling and workover services totaling $880 and $2,242 to affiliated entities during the three and nine months ended September 30, 2008, respectively.  The Company provided $0 in drilling and workover services to affiliated entities during the three and nine months ended September 30, 2009.

    The Company had receivables from affiliates of $2,347 and $3,387 at September 30, 2009 and December 31, 2008, respectively.

    Additional information about our transactions with affiliates is included in Note 2, Equity Method Investments.

6. Commitments and Contingencies

    Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

7. Business Segments

     The Company’s reportable business segments are contract land drilling and well servicing.  The contract land drilling segment utilizes a fleet of land drilling rigs to provide contract drilling services to oil and natural gas exploration and production companies.  During the nine months ended September 30, 2009, our drilling rigs operated in Oklahoma, Texas, Colorado, Utah, North Dakota, Louisiana, Pennsylvania, and Mexico.  The Company had revenues of $2,516 and $9,390 from rigs operating in Mexico for the three months and nine months ended September 30, 2009, respectively.  The well servicing segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. During the nine months ended September 30, 2009, our workover rigs operated in Oklahoma, Texas, Kansas, Colorado, Arkansas, and New Mexico.  During the second quarter of 2009, the Company temporarily suspended its well servicing operations.  The Company intends to restructure this business unit in anticipation of more favorable market conditions.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services.

    The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Contract land drilling	Well servicing	Total
Three Months Ended September 30, 2009
Operating Revenues	$16,233	$-	$16,233
Direct operating costs	(14,031)	(443)	$(14,474)
Segment profits (loss)	$2,202	$(443)	$1,759
Depreciation and amortization	$10,038	$1,626	$11,664
Capital expenditures	$5,384	$251	$5,635
Identifiable assets	$401,861	$52,038	$453,899

Three Months Ended September 30, 2008
Operating Revenues	$63,509	$9,474	$72,983
Direct operating costs	(39,190)	(8,201)	$(47,391)
Segment profits	$24,319	$1,273	$25,592
Depreciation and amortization	$11,360	$1,579	$12,939
Capital expenditures	$22,456	$2,265	$24,721
Identifiable assets	$548,183	$66,571	$614,754

	Contract land drilling	Well servicing	Total
Nine Months Ended September 30, 2009
Operating Revenues	$90,556	$3,799	$94,355
Direct operating costs	(62,109)	(4,015)	$(66,124)
Segment profits (loss)	$28,447	$(216)	$28,231
Depreciation and amortization	$31,165	$4,987	$36,152
Capital expenditures	$11,810	$978	$12,788
Identifiable assets	$401,861	$52,038	$453,899

Nine Months Ended September 30, 2008
Operating Revenues	$178,076	$27,017	$205,093
Direct operating costs	(109,099)	(19,222)	$(128,321)
Segment profits	$68,977	$7,795	$76,772
Depreciation and amortization	$33,009	$4,312	$37,321
Capital expenditures	$54,926	$9,954	$64,880
Identifiable assets	$548,183	$66,571	$614,754

    The following table reconciles the segment profits above to the operating income as reported in the consolidated statements of operations:

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
Segment profits	$1,759	$25,592
General and administrative expenses	(5,379)	(13,199)
Depreciation and amortization	(11,664)	(12,939)
Loss on Challenger transaction	-	(63)
Loss on Bronco MX transaction	(23,964)	-
Operating income (loss)	$(39,248)	$(609)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Segment profits	$28,231	$76,772
General and administrative expenses	(15,497)	(24,353)
Depreciation and amortization	(36,152)	(37,321)
Gain on Challenger transaction	-	3,138
Loss on Bronco MX transaction	(23,964)	-
Operating income (loss)	$(47,382)	$18,236

8. Net Income Per Common Share

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by ASC Topic 260:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$(42,654)	$(917)	$(51,521)	$11,571

Weighted average shares	26,663	26,290	26,637	26,275

Earnings (loss) per share	$(1.60)	$(0.03)	$(1.93)	$0.44

Diluted:
Net income (loss)	$(42,654)	$(917)	$(51,521)	$11,571

Weighted average shares:
Outstanding (thousands)	26,663	26,290	26,637	26,275
Restricted Stock and Options (thousands)	-	-	-	88
	26,663	26,290	26,637	26,363

Income (loss) per share	$(1.60)	$(0.03)	$(1.93)	$0.44

    The weighted average number of diluted shares excludes 98,084 and 199 shares for the three months ended September 30, 2009 and 2008, respectively, and 96,763 and 7,405 for the nine months ended September 30, 2009 and 2008, respectively, subject to restricted stock awards due to their antidilutive effects. The Company issued a three-year Warrant to Banco Inbursa with the right to purchase up to 5,440,770 shares, none of which are included in our weighted average number of diluted shares due to their antidilutive effects.

9. Fair Value Measurements

As defined in ASC 820, Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Authoritative guidance on fair value measurements and disclosures clarifies that a fair value measurement for a liability should reflect the entity's non-performance risk. In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

   Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

   Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

   Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources.

Fair Value on Recurring Basis

The Company issued a Warrant in conjunction with its Credit Facility.  In accordance with accounting standards, the Company revalued the Warrant as of September 30, 2009 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using level 3 inputs.  The Company used a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.40% to 1.45%.  The fair value of the warrant was $6,257 at September 30, 2009.  The Company recorded a change in the fair value of the warrant on the consolidated statement of operations in the amount of $1,578 for the three and nine months ended September 30, 2009.

Fair Value on Non-Recurring Basis

On January 1, 2009, the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis.  Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s consolidated balance sheets. The Company reviews its long-lived assets to be held and used, including property plant and equipment and its investments in Challenger and Bronco MX, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.

Due to the recent volatility and decline in oil and natural gas prices, the deterioration in the global economic environment and the anticipated future earnings of Challenger, the Company deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using level three inputs based on a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $39,800 related to our investment in Challenger as stated in other assets on the Company’s consolidated balance sheet, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21,247.

The fair value of the Company’s 40% investment in Bronco MX as of September 18, 2009, was estimated using level three inputs based upon a combination of income, or discounted cash flows approach, the market approach, which utilizes pricing of third-party transactions of comparable businesses or assets and the cost approach which considers replacement cost as the primary indicator of value. The analysis resulted in a fair value of $21,495 related to the Company’s 40% retained interest in Bronco MX as stated in other assets on the Company’s consolidated balance sheet.

10. Restricted Stock

    Under all restricted stock awards to date, shares were issued when granted and nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the three and nine months ended September 30, 2009, related to shares of restricted stock was $931 and $2,539, respectively, and for the three and nine months ended September 30, 2008 was $1,954 and $4,543, respectively.  Restricted stock activity for the nine months ended September 30, 2009 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2008	463,680	$15.22
Granted	415,955	5.28
Vested	(330,077)	15.74
Forfeited/expired	-	-

Outstanding at September 30, 2009	549,558	$7.48

    There was $1,973 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.17 years as of September 30, 2009.

11. Employee Benefit Plans

    Under the Company’s 401(k) retirement plan, the Company matches 100% of eligible employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the three and nine months ended September 30, 2009 were $149 and $528, respectively, and for the three and nine months ended September 30, 2008 were $299 and $839, respectively.

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

Overview

    We provide contract land drilling and workover services to independent and major oil and natural gas exploration and production companies throughout the United States and internationally in Mexico. As of October 31, 2009, we owned a fleet of 47 land drilling rigs, of which 37 were marketed and 10 were held in inventory. We also owned a fleet of 61 workover rigs, of which 0 were marketed and 61 were held in inventory. As of October 31, 2009, we also owned a fleet of 60 trucks used to transport our rigs.

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

Business Segments

    We currently conduct our operations through two operating segments: our Contract Land Drilling segment and our Well Servicing segment.  The following is a description of these two operating segments.  Financial information about our operating segments is included in Note 7, Business Segments, of the Notes to Consolidated Financial Statements.

    Contract Land Drilling - We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork or footage basis. We have not historically entered into turnkey contracts and do not intend to enter into any turnkey contracts, subject to changes in market conditions, although it is possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although, we currently have four of our drilling rigs operating under agreements with initial terms ranging from one to two years, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

    For the three and nine months ended September 30, 2009 and 2008 and years ended December 31, 2008, 2007 and 2006, our rig utilization rates, revenue days and average number of marketed rigs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2009	2008	2009	2008	2008	2007	2006
Average number of marketed rigs	47	42	46	44	44	51	45
Revenue days	980	3,208	4,653	9,412	12,712	14,245	15,202
Utilization Rates	23%	84%	37%	78%	79%	76%	93%

    The decrease in the number of revenue days in the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 is attributable to a decrease in our rig utilization rate.

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

    For the three and nine months ended September 30, 2009 and 2008 and years ended December 31, 2008 and 2007, our workover rig utilization rates, revenue hours and average number of marketed workover rigs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	2009	2008	2009	2008	2008	2007
Average number of marketed workover rigs	-	54	52	52	52	33
Revenue hours	-	25,401	11,386	74,798	91,591	63,746
Utilization Rates	0%	73%	17%	75%	68%	78%

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

    Our business environment has been adversely affected by the recent volatility and decline in oil and, in particular, natural gas prices and the deterioration of the global economic environment.  As part of this deterioration, there has been significant uncertainty in the capital markets and access to financing has been reduced.  As a result of these conditions, our customers have curtailed their exploration budgets, which is resulting in a significant decrease in demand for our services, a reduction in revenue rates and utilization.  During the three and nine months ended September 30, 2009, the Company recorded $1.7 million and $7.9 million, respectively, of contract drilling revenue related to terminated contracts.  Due to the current economic environment, certain customers may not be able to pay suppliers, including us, if they are not able to access capital to fund their business operations.

    The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At September 30,	At December 31,
	2009	2008	2007	2006

Crude oil (Bbl)	$70.61	$44.60	$95.98	$61.05
Natural gas (Mmbtu)	$4.84	$5.62	$7.48	$6.30
U.S. Land Rig Count	992	1,653	1,719	1,626

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

    The recent decline in oil and, in particular, natural gas prices and the deterioration of the global economic environment has led to reductions in our rig utilization and revenue rates in 2009.  Our near-term strategy is to maintain a strong balance sheet and ample liquidity. Management has initiated certain cost reduction measures including workforce and wage rate reductions that reduce operating expenses during the downturn in the industry. Budgeted capital expenditures for 2009 represent a substantial reduction from historical levels and consist of routine capital expenditures necessary to maintain our equipment in safe and efficient working order and limited discretionary capital expenditures for new equipment or upgrades of existing equipment.

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

    Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. We had no footage contracts in progress at September 30, 2009 and December 31, 2008.  At September 30, 2009 and December 31, 2008, our unbilled receivables totaled $596,000 and $2.9 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

    Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $3.2 million and $3.8 million at September 30, 2009 and December 31, 2008, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

    Asset Impairment and Depreciation— We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Factors that we consider important and could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and natural gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs and intangible assets indicate that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment and intangible assets to its fair market value.  A one percent write-down in the cost of our drilling equipment and intangible assets as of September 30, 2009, would have resulted in a corresponding increase in our net loss by approximately $2.1 million.

    During the first nine months of 2009, demand for our services continued to decline and general economic conditions worsened.  We considered this a triggering event that required us to perform an assessment with respect to impairment of long-lived assets, including property and equipment and intangible assets, in our contract land drilling and well servicing segments.  Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management’s expectations of future trends, we estimate future cash flows over the life of the respective assets in our assessment of impairment.  These estimates of cash flows are based on historical cyclical trends in the industry as well as management’s expectations regarding the continuation of these trends in the future.  We estimated future undiscounted cash flows over the expected life of the long-lived assets and determined that expected cash flows exceeded the carrying value of the long-lived assets.  Based on the analysis performed, no impairment was indicated.

    We reviewed our investment in Challenger at September 30, 2009 for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than a temporary decline should be recognized. Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Due to the recent volatility and decline in oil and natural gas prices, the deterioration of the global economic environment and the anticipated future earnings of Challenger, we deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $39.8 million related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21.2 million.

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

    We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the three and nine months ended September 30, 2008, we capitalized approximately $205,000 and $663,000, respectively.  During the three and nine months ended September 30, 2009 we did not capitalize any interest.

    Stock Based Compensation— We have adopted ASC Topic 718, Stock Compensation (guidance formerly reflected in SFAS123(R), Share-Based Payment) which requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $931,000 and $2.5 million for the three and nine months ended September 30, 2009, respectively, and $2.0 million and $4.5 million for the three and nine months ended September 30, 2008, respectively.

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

    Other Accounting Estimates—Our other accrued expenses as of September 30, 2009 and December 31, 2008 included accruals of approximately $2.5 million and $4.3 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $11.5 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  We had certificates of deposits in the amount of $11.5 million at September 30, 2009 collateralizing the letters of credit.  No amounts have been drawn under the letters of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

    Recent Accounting Pronouncements— The FASB Accounting Standards Codification.  FASB Accounting Standards Codification (ASC) became effective for this quarterly report.  ASC Topic 105, Generally Accepted Accounting Principles, (guidance formerly reflected in FAS168) establishes the ASC as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.  Following ASC Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the ASC, (b) provide background information about the guidance and (c) provide the basis for conclusions on the change(s) in the ASC.  The adoption of this standard has changed how we reference various elements of U.S. GAAP in our financial statement disclosures, but has no impact on our financial position, results of operation or cash flows.

    In September 2006, the FASB issued an accounting standard that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The initial application of this standard was limited to financial assets and liabilities and became effective on January 1, 2008.  On January 1, 2009 the we adopted this standard on a prospective basis for non-financial assets and liabilities not measured at fair value on a recurring basis.  The application of this standard to our non-financial assets and liabilities is primarily limited to assets acquired and liabilities assumed in a business combination, asset retirement obligations and asset impairments, including goodwill and long lived assets and has not had a material impact on our financial position, results of operations or cash flows.

    In December 2007, the FASB issued a new accounting standard that calls for significant changes from then current practice in accounting for business combinations.  The standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have an immediate impact on our financial position, results of operations or cash flows.

    In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard shall be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The provisions of this standard were applied to the Company’s accounting for the sale of 60% of the membership interests in Bronco MX.  See Note 2, Equity Method Investments, regarding the $24.0 million loss on the Bronco MX transaction.

    In June 2008, the FASB issued a new accounting standard which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this standard did not have a material impact on our consolidated financial statements s.

    In April 2009, the FASB issued a staff position which increases the frequency of fair value disclosures for financial instruments from annual only to quarterly reporting periods.  The provisions of this staff position are effective for financial statements issued for interim and annual periods ending after June 15, 2009 and became effective for us in the quarter ended June 30, 2009.  The adoption of this staff position did not have a material impact on our consolidated financial statements. The carrying amount of our cash and cash equivalents, trade receivables, payables and debt approximate their fair values.

    In June 2009 the FASB issued a new accounting standard which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The requirements of the standard are effective for interim and annual periods ending after June 15, 2009.  The standard did not have a material impact on our consolidated financial statements.

Recent Highlights

    Recent events, both within the United States and the world, have brought about significant and immediate changes in the global financial markets which in turn are affecting the United States economy, our industry and us.  In the United States, these events and others have had a significant impact on the prices for oil and natural gas as reflected in the following table

		Natural Gas Price
		per Mcf		Oil Price per Bbl
Quarter		High	Low	High	Low
2009:
	Third	$4.88	$2.51	$74.37	$59.52
	Second	$4.45	$3.25	$72.68	$45.88
	First	$6.07	$3.63	$54.34	$33.98
2008:
	Fourth	$7.73	$5.29	$98.53	$33.87
	Third	$13.58	$7.22	$145.29	$95.71
	Second	$13.35	$9.32	$140.21	$100.98
	First	$10.23	$7.62	$110.33	$86.99
2007:
	Fourth	$6.45	$5.84	$91.96	$83.13
	Third	$6.07	$5.21	$76.09	$69.88
	Second	$7.02	$6.44	$65.23	$60.73
	First	$6.88	$5.80	$58.69	$50.79
2006:
	Fourth	$6.72	$4.50	$58.23	$56.15
	Third	$6.74	$5.55	$72.49	$61.56
	Second	$6.06	$5.46	$69.67	$67.26
	First	$7.99	$6.13	$62.39	$57.58

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

•
In December 2008 and September 2009, we incurred an impairment charges to our investment in Challenger of $14.4 million and $21.2 million, respectively, due to the fair value of the investment being less than its carrying value.

•
We have significantly reduced our total 2009 estimated capital expenditures for our business segments compared to 2008, excluding acquisitions, in an effort to maintain our capital expenditures within anticipated internally generated cash flow.

•
Several of our customers have significantly reduced their drilling budgets for 2009, resulting in a significant reduction in the average utilization of our drilling and workover rig fleet.  Our average contract land drilling utilization was approximately 83% for the three months ended December 31, 2008, 58% for the first quarter of 2009, 32% for the second quarter of 2009 and 23% for the third quarter of 2009.

•	We have temporarily suspended operations in our well servicing segment. We intend to restructure this business unit in anticipation of more favorable market conditions.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

    Contract Drilling Revenue. For the three months ended September 30, 2009, we reported contract drilling revenues of $16.2 million, a 74% decrease from revenues of $63.5 million for the same period in 2008. The decrease is primarily due to a decrease in average dayrates and total revenue days for the three months ended September 30, 2009 as compared to the same period in 2008. Average dayrates for our drilling services decreased $2,756, or 15%, to $15,113 for the three months ended September 30, 2009 from $17,869 in the same period in 2008. Revenue days decreased 69% to 980 days for the three months ended September 30, 2009 from 3,208 days during the same period in 2008. The decrease in the number of revenue days for the three months ended September 30, 2009 as compared to the same period in 2008 is primarily due to a decrease in the utilization rate for the same period.  Utilization decreased to 23% for the three months ended September 30, 2009 from 84% for the same period in 2008.  During the third quarter of 2009, the Company recorded $1.7 million of contract drilling revenue related to terminated contracts.

    Well Service Revenue.  For the three months ended September 30, 2009, we did not report any well service revenues, compared to $9.5 million for the same period in 2008.  The decrease is due to the Company temporarily suspending the operations of this segment.  The Company intends to restructure this business unit in anticipation of more favorable market conditions.

    Equity in Income (Loss) of Challenger.  Equity in loss of Challenger was $1.3 million for the three months ended September 30, 2009 related to our investment in Challenger compared to income of $1.1 million for the three months ended September 30, 2008.  The equity in loss of Challenger represents our 25% share of Challenger’s loss.  For the three months ended September 30, 2009, Challenger had operating revenues of $13.4 million and operating costs of $9.9 million compared to $19.2 million and $9.6 million for the three months ended September 30, 2008. We reviewed our investment in Challenger at September 30, 2009 for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than a temporary decline should be recognized. Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Due to the recent volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger, we deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $39.8 million related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21.2 million.

    Contract Drilling Expense. Direct rig cost decreased $25.2 million to $14.0 million for the three months ended September 30, 2009 from $39.2 million for the same period in 2008. This 64% decrease is primarily due to the decrease in revenue days for the three months ended September 30, 2009 as compared to the same period in 2008.

    Well Service Expense. Well service expense decreased $7.8 million to $443,000 for the three months ended September 30, 2009 from $8.2 million for the same period in 2008.  This decrease is due to the temporary shutdown of the well service segment.

    Depreciation and Amortization Expense. Depreciation expense decreased $1.2 million to $11.7 million for the three months ended September 30, 2009 from $12.9 million for the same period in 2008. The decrease is primarily due to assets that are fully depreciated.

    General and Administrative Expense. General and administrative expense decreased $7.8 million to $5.4 million for the three months ended September 30, 2009 from $13.2 million for the same period in 2008. The majority of the decrease is a result of the $4.5 million termination fee paid to Allis-Chalmers Energy, Inc. in the third quarter of 2008.  The remainder of the decrease is the result of a decrease in professional fees of $1.1 million, a decrease in payroll costs of $1.1 million, and a decrease in stock compensation expense of $1.0 million. The decrease in stock compensation expense is primarily due to stock grants with higher grant date fair values becoming fully amortized.

    Interest Expense. Interest expense increased $524,000 to $1.5 million for the three months ended September 30, 2009 from $969,000 for the same period in 2008. The increase is due to an increase in the average outstanding balance under our revolving credit facility that was repaid in September 2009, and a decrease in the capitalization of interest expense related to our rig refurbishment program.  We capitalized $0 of interest for the three months ended September 30, 2009 compared to $203,000 of interest for the same period in 2008.

    Income Tax Expense. We recorded an income tax benefit of $25.1 million for the three months ended September 30, 2009. This compares to an income tax benefit of $60,000 for the three months ended September 30, 2008.  This decrease is primarily due to a $66.8 million decrease in pre-tax income to a pre-tax loss of $67.8 million for the three months ended September 30, 2009 from a pre-tax loss of $977,000 for the three months ended September 30, 2008.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

    Contract Drilling Revenue. For the nine months ended September 30, 2009, we reported contract drilling revenues of $90.6 million, a 49% decrease from revenues of $178.1 million for the same period in 2008. The decrease is primarily due to a decrease in average dayrates and total revenue days for the nine months ended September 30, 2009 as compared to the same period in 2008. Average dayrates for our drilling services decreased $967, or 6%, to $16,236 for the nine months ended September 30, 2009 from $17,202 in the same period in 2008. Revenue days decreased 51% to 4,653 days for the nine months ended September 30, 2009 from 9,412 days during the same period in 2008. The decrease in the number of revenue days for the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily due to a decrease in the utilization rate for the same period.  Utilization decreased to 37% for the nine months ended September 30, 2009 from 78% for the same period in 2008.  During the first nine months of 2009, the Company recorded $7.9 million of contract drilling revenue related to terminated contracts.

    Well Service Revenue.  For the nine months ended September 30, 2009, we reported well service revenues of approximately $3.8 million, an 86% decrease from revenues of $27.0 million for the same period in 2008.  The decrease is primarily due to a decrease in revenue hours.  Revenue hours decreased 85% to 11,386 hours for the nine months ended September 30, 2009 from 74,798 hours during the same period in 2008.  The decrease in revenue hours for the nine months ended September 30, 2009 compared to the same period in 2008 is due to the temporary suspension of our workover rig segment as well as a decrease in the utilization rate for the same time period.  Utilization decreased to 17% for the nine months ended September 30, 2009 from 75% for the same period in 2008.

    Equity in Income (Loss) of Challenger.  Equity in loss of Challenger was $1.8 million for the nine months ended September 30, 2009 related to our investment in Challenger compared to equity in income of $2.9 million for the nine months ended September 30, 2008.  The equity in loss of Challenger represents our 25% interest of Challenger’s income.  For the nine months ended September 30, 2009, Challenger had operating revenues of $45.0 million and operating costs of $29.2 million compared to $52.7 million and $26.1 million for the nine months ended September 30, 2008. We reviewed our investment in Challenger at September 30, 2009 for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than a temporary decline should be recognized. Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Due to the recent volatility and decline in oil and natural gas prices, the deterioration of the global economic environment and the anticipated future earnings of Challenger, we deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $39.8 million related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21.2 million.

    Contract Drilling Expense. Direct rig cost decreased $47.0 million to $62.1 million for the nine months ended September 30, 2009 from $109.1 million for the same period in 2008. This 43% decrease is primarily due to the decrease in revenue days for the nine months ended September 30, 2009 as compared to the same period in 2008.

    Well Service Expense. Well service expense decreased $15.2 million to $4.0 million for the nine months ended September 30, 2009 from $19.2 million for the same period in 2008.  This 79% decrease is primarily due to the decrease in revenue hours for the nine months ended September 30, 2009 as compared to the same period in 2008.

    Depreciation and Amortization Expense. Depreciation expense decreased $1.2 million to $36.2 million for the nine months ended September 30, 2009 from $37.3 million for the same period in 2008. The decrease is primarily due to assets that are fully depreciated.

    General and Administrative Expense. General and administrative expense decreased $8.9 million to $15.5 million for the nine months ended September 30, 2009 from $24.4 million for the same period in 2008. The majority of the decrease is a result of the $4.5 million termination fee paid to Allis-Chalmers Energy, Inc. in the third quarter of 2008.  The remainder of the decrease is the result of a decrease in stock compensation expense of $2.0 million, a decrease in payroll costs of $1.3 million, and a decrease in professional fees of $1.1 million. The decrease in stock compensation expense is primarily due to stock grants with higher grant date fair values becoming fully amortized.

    Interest Expense. Interest expense increased $2.2 million to $5.6 million for the nine months ended September 30, 2009 from $3.4 million for the same period in 2008. The increase is due to an increase in the average outstanding balance under our revolving credit facility and a decrease in the capitalization of interest expense related to our rig refurbishment program.  We capitalized $0 of interest for the nine months ended September 30, 2009 compared to $661,000 of interest for the same period in 2008.

    Income Tax Expense. We recorded an income tax benefit of $29.2 million for the nine months ended September 30, 2009. This compares to an income tax expense of $7.1 million for the nine months ended September 30, 2008.  This decrease is primarily due to a $99.5 million decrease in pre-tax income to a pre-tax loss of $80.8 million for the nine months ended September 30, 2009 from pre-tax income of $18.7 million for the nine months ended September 30, 2008.  The Company’s effective income tax rate is higher than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain stock compensation expenses recorded for financial reporting purposes that are not deductible for tax purposes.

Liquidity and Capital Resources

    Operating Activities. Net cash provided by operating activities was $32.4 million for the nine months ended September 30, 2009 as compared to $46.3 million in 2008. The decrease of $13.9 million from 2008 to 2009 was primarily due to a decrease in cash receipts from customers, partially offset by a decrease in cash payments to suppliers.

    Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash provided by investing activities was $21.9 million for the nine months ended September 30, 2009 as compared to cash flows used of $65.2 million for the same period in 2008.   For the nine months ended September 30, 2009, we received $31.7 million from the sale of 60% of the outstanding membership interests in Bronco MX, proceeds of $769,000 from the sale of assets and principal payments on note receivable of $2.1 million, partially offset by $12.8 million to purchase fixed assets.  For the nine months ended September 30, 2008, we used $64.9 million to purchase fixed assets and $5.1 million to purchase an equity interest in Challenger.  These amounts were partially offset by $4.7 million of proceeds received from the sale of assets.

    Financing Activities. Our cash flows used in financing activities were $62.8 million for the nine months ended September 30, 2009 as compared to $15.2 million provided by financing activities for the same period in 2008.  For the nine months ended September 30, 2009 our net cash used in financing activities related to principal payments of $116.2 million to various lenders including $111.1 million paid to Fortis Bank SA/NV, New York Branch, and debt issue costs of $1.6 million, partially offset by borrowings of $55.0 million under our new revolving credit facility with Banco Inbursa.  For the nine months ended September 30, 2008, our net cash provided by financing activities related to borrowings of $21.1 million under our credit facility with Fortis Bank SA/NV, New York Branch, partially offset by principal payments of $2.4 million to various lenders and debt issue costs of $3.5 million.

    Sources of Liquidity. Our primary sources of liquidity are cash from operations, debt and equity financing.

    Debt Financing.  On September 18, 2009, we entered into a new senior secured revolving credit facility (the “Credit Facility”) with Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa, as lender and as the issuing bank ("Banco Inbursa").  We utilized (i) borrowings under the Credit Facility, (ii) proceeds from the sale of the membership interests of Bronco MX, and (iii) cash-on-hand to repay all amounts outstanding under our prior revolving credit agreement with Fortis Bank SA/NV, New York Branch, which has been replaced by the Credit Facility.

    The Credit Facility provides for revolving advances of up to $75.0 million and matures on September 17, 2014.  The borrowing base under the Credit Facility has been initially set at $75.0 million, subject to borrowing base limitations.  Outstanding borrowings under the Credit Facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances.

    We will pay a quarterly commitment fee of 0.5% per annum on the unused portion of the Credit Facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the Credit Facility was paid by us at closing. Our domestic subsidiaries have guaranteed the loans and other obligations under the Credit Facility. The obligations under the Credit Facility and the related guarantees are secured by a first priority security interest in substantially all of our assets and our domestic subsidiaries, including the equity interests of our direct and indirect subsidiaries.

    The Credit Facility contains customary representations and warranties and various affirmative and negative covenants, including, but not limited to, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions, and a financial covenant requiring that we maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization for any four consecutive fiscal quarters of not more than 3.5 to 1.0.  A violation of these covenants or any other covenant in the Credit Facility could result in a default under the Credit Facility which would permit the lender to restrict our ability to access the Credit Facility and require the immediate repayment of any outstanding advances under the Credit Facility. The Credit Facility also provides for mandatory prepayments in certain circumstances.

    In conjunction with our entry into the Credit Facility, we entered into a Warrant Agreement pursuant to which we issued a three-year warrant (the "Warrant") to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of our common stock, $0.01 par value per share (the "Common Stock"), subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of Common Stock from the date of issuance of the Warrant (the "Issue Date") through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. The Warrant may be exercised by the payment of the exercise price in cash or through a cashless exercise whereby we withhold shares issuable under the Warrant having a value equal to the aggregate exercise price.

    The exercise price per share and the number of shares of Common Stock for which the Warrant may be exercised are subject to adjustment in the event of any split, subdivision, reclassification, combination or similar transactions affecting the Common Stock.  Additionally, in the event that the Warrant is sold and the proceeds per share received by the holder are less than the positive difference of the current market price per share of the Common Stock less the exercise price then in effect, we will be required to pay the seller of the Warrant a make-whole payment equal to such difference.  However, our obligations in respect of the make-whole payment only inure to the benefit of Banco Inbursa and other members of the Investor Group (as defined in the Warrant), and not other holders of the Warrant.

    The Warrant contains limitations on the number of shares of Common Stock that may be acquired by the holder of the Warrant upon any exercise of the Warrant.  Pursuant to the terms of the Warrant, the holder of the Warrant may not exercise the Warrant for a number of shares of Common Stock which will exceed 19.99% of the shares of the Common Stock that are issued and outstanding on the Issue Date (subject to adjustment for stock splits, combinations and similar events).  In addition, the number of shares that may be acquired by the holder of the Warrant and its Affiliates (as defined in the Warrant) and any other Person (as defined in the Warrant) whose ownership of Common Stock would be aggregated with the ownership of the holder of the Warrant for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, may not exceed 19.99% of the total number of shares of Common Stock that are outstanding immediately after giving effect to such exercise of the Warrant.

    In accordance with accounting standards, the proceeds from the Credit Facility were allocated to the Credit Facility and Warrant based on their respective fair values.  Based on this allocation, $50.3 million and $4.7 million of the net proceeds were allocated to the Credit Facility and Warrant, respectively.  The Warrant has been classified as a liability on the consolidated balance sheet due to our obligation to pay the seller of the Warrant a make-whole payment, in cash, under certain circumstances.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.41% to 1.57%.

    The resulting discount to the Credit Facility will be amortized to interest expense over the term of the Credit Facility such that the carrying value of the Credit Facility at maturity would be equal to $55.0 million.  Accordingly, we will recognize annual interest expense on the debt at an effective interest rate of Eurodollar rate plus 7.58% (interest rate at September 30, 2009 was 7.87%).

    In accordance with accounting standards, we revalued the Warrant as of September 30, 2009 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in year 1 – 3 with the values weighted by the probability that the warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.40% to 1.45%.  The fair value of the Warrant was $6.3 million at September 30, 2009.  We recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $1.6 million for the three and nine months ended September 30, 2009.

    The Warrant contains limitations on the number of shares of Common Stock that may be acquired by the holder of the Warrant upon any exercise of the Warrant.  Pursuant to the terms of the Warrant, the holder of the Warrant may not exercise the Warrant for a number of shares of Common Stock which will exceed 19.99% of the shares of the Common Stock that are issued and outstanding on the Issue Date (subject to adjustment for stock splits, combinations and similar events).  In addition, the number of shares that may be acquired by the holder of the Warrant and its Affiliates (as defined in the Warrant) and any other Person (as defined in the Warrant) whose ownership of Common Stock would be aggregated with the ownership of the holder of the Warrant for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, may not exceed 19.99% of the total number of shares of Common Stock that are outstanding immediately after giving effect to such exercise of the Warrant.

    In conjunction with the issuance of the Warrant, we entered into a Registration Rights Agreement for the benefit of Banco Inbursa and its permitted assignees and transferees.  The Registration Rights Agreement provides for up to three demand registration rights and unlimited piggyback registration rights covering the Warrant, the shares of Common Stock for which the Warrant is exercisable and all other shares of Common Stock held by Banco Inbursa and its permitted assignees and transferees.  The Registration Rights Agreement provides that we shall pay all fees and expenses incident to the performance of our obligations under the Registration Rights Agreement, including the payment of all filing, registration and qualification fees, printers’ and accounting fees, and expenses and disbursements of counsel and contains other customary terms, provisions and covenants for agreements of this type, including, without limitation, provisions requiring us to provide indemnification arising out of or relating to any untrue or alleged untrue statement of a material fact, or relating to any omission or alleged omission of a material fact required to be stated therein to make the statements therein not misleading, contained in a registration statement, prospectus, free writing prospectus or certain other documents.

    On January 13, 2006, we entered into our prior $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole book runner, and a syndicate of lenders. Loans under the revolving credit facility bore interest at LIBOR plus a 4.0% margin or, at our option, the prime rate plus a 3.0% margin. On September 29, 2008, the Company amended and restated this revolving credit facility. We incurred $3.5 million in debt issue costs related to the amended and restated credit facility.

    The revolving credit facility provided for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the three and nine months ended September 30, 2009 were $136,000 and $441,000, respectively, and for the three and nine months ended September 30, 2008 were $106,000 and $221,000, respectively.

    The revolving credit facility was repaid in full on September 18, 2009.  We incurred a loss from early extinguishment of debt of approximately $2.9 million.

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

    Working Capital.  Our working capital was $31.3 million at September 30, 2009 compared to $71.6 million at December 31, 2008.  Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 3.1 at September 30, 2009 compared to 3.0 at December 31, 2008.

    We believe that the liquidity shown on our balance sheet as of September 30, 2009, which includes approximately $31.6 million in working capital (including $18.1 million in cash) and availability under our $75.0 million credit facility with $55.0 million outstanding at September 30, 2009, together with cash expected to be generated from operations, provides us with sufficient ability to fund our operations for at least the next twelve months.  However, additional capital may be required for future rig acquisitions.  While we would expect to fund such acquisitions with additional borrowings and/or the issuance of debt or equity securities, we cannot assure that such funding will be available or, if available, that it will be on terms acceptable to us.  The changes in the components of our working capital were as follows (amounts in thousands):

	September 30,	December 31,
	2009	2008	Change
Cash and cash equivalents	$18,118	$26,676	$(8,558)
Trade and other receivables	17,918	65,817	(47,899)
Unbilled receivables	596	2,940	(2,344)
Income tax receivable	3,614	2,072	1,542
Current deferred income taxes	981	2,844	(1,863)
Current maturities of note receivable	2,501	6,900	(4,399)
Prepaid expenses	1,069	572	497
Other current assets	1,660	-	1,660
Current assets	46,457	107,821	(61,364)

Current debt	88	1,464	(1,376)
Accounts Payable	8,109	18,473	(10,364)
Accrued liabilities and deferred revenues	6,678	16,249	(9,571)
Current liabilities	14,875	36,186	(21,311)

Working capital	$31,582	$71,635	$(40,053)

    The decrease in cash and cash equivalents was primarily due to the repayment of our revolving credit facility with Fortis Bank SA/NV, New York Branch, in the amount of $111.1 million and the reduction in current debt and accounts payable of $1.4 million and $10.4 million, respectively, partially offset by the reduction in trade and other receivables of $47.9 million, the receipt of $31.7 million in proceeds from CICSA related to the sale of a 60% membership interest in Bronco MX and a $55.0 million draw on our new revolving credit facility with Banco Inbursa.

    The decrease in trade receivables and other receivables as well as accounts payable at September 30, 2009 as compared to December 31, 2008 was due to a continued reduction in revenue days and utilization rates during the first nine months of 2009 compared to 2008.  Utilization for the nine months ended September 30, 2009 was 37% compared to 78% for 2008.

    The decrease in accrued liabilities was due to a $4.8 million decrease in accrued salaries and related, a decrease in deferred revenue of approximately $2.2 million due to the reduction in the deferral of mobilization revenue and a $1.5 million reduction in accrued interest and a $1.2 million reduction in our workers compensation accrual.  The decrease in our deferral of mobilization revenue is due to the reduction in revenue days and utilization rates during the third quarter of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

    We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin of 5.80%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $337,000 annually, based on the $55.0 million outstanding in the aggregate under our credit facility as of September 30, 2009.

Item 4. Controls and Procedures

    Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 our disclosure controls and procedures are effective.

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

    Changes in Internal Control over Financial Reporting.

    There were no changes in our internal control over financial reporting that occurred during the first nine months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

    Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

    There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, except as provided below.

     Carlos Slim Helú, members of his family and affiliated entities may exercise significant influence in our affairs and their interests may differ from the interests of our other stockholders.

    According to a Schedule 13D filed with the U.S. Securities and Exchange Commission by Carlos Slim Helú, certain members of his family and affiliated entities (the “Slim Affiliates”) on September 18, 2009, collectively these individuals and entities owned approximately 15% of our common stock. Additionally, in connection with the Credit Facility we entered into with Banco Inbursa (which is also a Slim Affiliate) on September 18, 2009, we issued a warrant to Banco Inbursa to purchase up to  5,440,770 shares of our common stock (the “Warrant”). The Warrant, if exercised by Banco Inbursa, would permit the Slim Affiliates to acquire up to 19.99% of our outstanding common stock.  As a consequence of the significant ownership of our common stock held by the Slim Affiliates, collectively, they may exercise significant influence over the outcome of matters involving a vote of our stockholders, including the election of our directors, a merger or other business combination or a sale of a substantial amount of our assets.

    Banco Inbursa is the lender under our Credit Facility, and is currently our largest creditor.  Carso Infraestructura y Construcción S.A.B. de C.V., also a Slim Affiliate, owns 60% of the equity of Bronco Drilling MX, a joint venture in Mexico in which we own the other 40%.  Because of the contractual and business relationships we have with the Slim Affiliates, the interests of the Slim Affiliates may differ from the interests of our other stockholders, and the Credit Facility, the joint venture documentation relating to Bronco MX and the Warrant contain provisions that may tend to increase the influence the Slim Affiliates may exercise in our affairs.

    For instance, the joint venture represents a significant investment by us that will be controlled by the Slim Affiliates, who, among other things, will be able to influence the amount and timing of any distributions of cash or property by Bronco MX to its equity holders, including us.  The Credit Facility contains a variety of customary affirmative and negative covenants that limit our ability to engage in certain actions unless we obtain a waiver or consent from Banco Inbursa.  If we are unable to satisfy our obligations to make mandatory payments of principal and/or interest under the Credit Facility  our failure to do so could lead to an event of default under the Credit Facility, which would permit Banco Inbursa to exercise various contractual remedies under the Credit Facility, including accelerating the maturity of our obligations and foreclosing upon our assets securing the Credit Facility.  The Warrant includes a covenant that restricts our ability to issue shares of common stock (or rights or warrants or other securities exercisable or convertible into or exchangeable for shares of common stock) at a consideration per share that is less than 95% of the market price of our common stock, subject to certain exceptions.  If it became necessary for us to raise capital and we were unable to sell shares of common stock in a manner that complied with the Warrant, we would be required to obtain a waiver of this requirement or risk liability for breach of contract. If we were unable to obtain a waiver, it could have a material adverse affect on our business, financial condition and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Previously disclosed on Current Report on Form 8-K, File No. 000-51471, filed with the SEC on September 23, 2009.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits

Exhibits:

Exhibit No.	Description

2.1	Merger Agreement, dated as of August 11, 2005, by and among Bronco Drilling Holdings, L.L.C, Bronco Drilling Company, L.L.C. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

2.2	Membership Interest Purchase Agreement, dated September 18, 2009, by and among Bronco Drilling Company, Inc., Saddleback Properties L.L.C. and Carso Infrastructura y Construccion, S.A.B. de C.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No, 000-51471, filed with the SEC on September 23, 2009).

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 11, 2005 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-128861, filed by the Company with the SEC on October 6, 2005).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on July 14, 2005).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-125405, filed by the Company with the SEC on August 2, 2005).

10.1	Credit Agreement, dated September 18, 2009, by and among Bronco Drilling Company, Inc. and certain subsidiaries thereof, as guarantors, and Banco Inbursa, S.A., Institucion de Banca Multiple, Grupo Financiero Inbursa, as lender and issuing bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed with the SEC on September 23, 2009).

10.2	Warrant Agreement, dated September 18, 2009, by and among Bronco Drilling Company, Inc. and Banco Inbursa, S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, file No. 000-51471, filed with the SEC on September 23, 2009).

10.3	Warrant, dated September 18, 2009, by and among Bronco Drilling Company, Inc. and Banco Inbursa, S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorpated by refererence to Exhbit 10.3 to the Current Report on Form 8-K, File No. 000-51471, filed with the SEC on September 23, 2009).

10.4	Registration Rights Agreement, dated September 18, 2009, by and among Bronco Drilling Company, Inc. and Banco Inbursa, S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorporated by reference to Exhibit 10.4 on Form 8-K, File No. 000-51471, filed with the SEC on September 23, 2009).

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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

Dated: November 9, 2009	BRONCO DRILLING COMPANY, INC.

	By:	/s/ Zachary M. Graves
Zachary M. Graves
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: November 9, 2009	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)