Form 10-K
Bronco Drilling Company, Inc.
filed 2010-03-15
CIK 1328650

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51471

Bronco Drilling Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2902156
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16217 North May Avenue, Edmond, OK	73013
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

(405) 242-4444
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 Par Value per Share	The Nasdaq Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes      No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (based on the closing price on the Nasdaq Stock Market on June 30, 2009) was approximately $113,107,569.

As of February 28, 2010, 27,211,449 shares of common stock were outstanding.

Documents Incorporated By Reference

    Certain information called for by Part III is incorporated by reference to either certain sections of the Proxy Statement for the 2010 Annual Meeting of our stockholders or an amendment to this Form 10-K which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

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

Our Company

    We provide contract land drilling and workover services to independent oil and natural gas exploration and production companies throughout the United States.   We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through December 2009. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our two drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.  As of February 28, 2010, we also owned a fleet of 60 trucks used to transport our rigs.

    We have a 40% equity investment in Bronco Drilling MX, S. de R.L. de C.V., or Bronco MX, a company organized under the laws of Mexico, Bronco MX provides contract land drilling services and leases land drilling rigs to oil and natural gas companies in Mexico.  We also have a 25% equity investment in Challenger Limited, or Challenger, a company organized under the laws of the Isle of Man.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.

    We currently conduct our operations through two operating segments: our contract land drilling and our well servicing segments.  The following is a description of these two operating segments.

    Contract Land Drilling – Our contract land drilling segment provides contract land drilling services.  As of February 28, 2010, we owned a fleet of 37 marketed land drilling rigs.  We currently operate our drilling rigs in Oklahoma, Texas, Pennsylvania, West Virginia, North Dakota, Utah  and Louisiana.  A majority of the wells we drill for our customers are drilled in unconventional basins also known as resource plays.  These plays are generally characterized by complex geologic formations that often require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 37 marketed drilling rigs range from 950 to 2,000 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required and have the capability of drilling horizontal and directional wells, which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.

    Well Servicing – Our well servicing segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas.  As of February 28, 2010 we owned a fleet of 61 workover rigs.

    Financial information about our operating segments is included in Note 9, Business Segments and Concentrations, of the Notes to Consolidated Financial Statements.

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

Our Equity Investments

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

    In a separate transaction, we sold to Challenger four additional drilling rigs and ancillary equipment for $13.0 million, payable in installments over thirty-six months.  During the second quarter of 2009, we agreed to reduce the installment payments and assumed ownership of two drilling rigs originally sold to Challenger.  The general specifications of the two sold rigs are as follows:

Rig	Design	Approximate Drilling Depth (ft)	Type	Horsepower
91	Ideco H-35	8,000	Mechanical	450
95	Emsco GB800	12,000	Mechanical	1,000

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

    In September 2009, Carso Infraestructura y Construcción, S.A.B. de C.V., or CICSA, purchased from us 60% of the outstanding membership interests of Bronco MX for approximately $30.0 million.  After giving effect to the transaction, we own the remaining 40% of the outstanding membership interests of Bronco MX.  Immediately prior to the sale of the membership interests to CICSA, we contributed six drilling rigs and the future net profit from rig leases relating to three additional drilling rigs, which the Company contributed to Bronco MX upon the expiration of the leases relating to such rigs.  The general specifications of the 9 nine contributed rigs are as follows:

Rig	Design	Approximate Drilling Depth (ft)	Type	Horsepower
43	Gardner Denver 800	15,000	Mechanical	1,000
4	Skytop Brewster N46	14,000	Mechanical	950
53	Skytop Brewster N42	12,000	Mechanical	850
55	Oilwell 660	12,000	Mechanical	1,000
58	National N55	12,000	Mechanical	800
60	Skytop Brewster N46	14,000	Mechanical	850
72	Skytop Brewster N42	10,000	Mechanical	750
76	National N55	12,000	Mechanical	700
78	Seaco 1200	12,000	Mechanical	1,200

    Bronco MX is jointly managed, with CICSA having three representatives on its board of managers and the Company having two representatives on its board of managers.  The Company and CICSA, and their respective affiliates, intend to conduct all future land drilling and workover rig services, rental, construction, refurbishment, transportation, trucking and mobilization in Mexico and Latin America exclusively through Bronco MX, subject to Bronco MX’s ability to perform.

Overview of Our Operating Segments

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

    As of February 28, 2010, our drilling rig fleet consisted of 37 marketed drilling rigs, 13 of which were operating on term contracts.  Thirty-two of these drilling rigs have undergone significant refurbishment since October 2003 by us or the parties from which the rigs were purchased.  The following table sets forth information regarding utilization for our fleet of marketed drilling rigs:

	Year Ended December 31,
	2009	2008	2007
Average number of operating drilling rigs	44	44	51
Revenue days	5,699	12,712	14,245
Utilization Rates	36%	79%	76%

    We believe that our operating drilling rigs and other related equipment are in good operating condition.  Our employees perform periodic maintenance and minor repair work on our drilling rigs. Historically, we have relied on various oilfield service companies for major repair work and overhaul of our drilling equipment. We own a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. In the event of major breakdowns or mechanical problems, our rigs could be subject to significant idle time and a resulting loss of revenue if the necessary repair services are not immediately available.  We also own a fleet of 60 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites.  By owning our own trucks, we reduce the cost of rig moves, downtime between rig moves and general wear and tear on our drilling rigs.

    As a provider of contract land drilling services, our business and the profitability of our operations depend on the level of drilling activity by oil and natural gas exploration and production companies operating in the geographic markets where we operate. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. For example, as oil and natural gas prices steeply declined and credit markets tightened in late calendar 2008, customers aggressively reduced drilling budgets.  As a result, we experienced a decline in rig utilization.  During periods of lower levels of drilling activity, price competition tends to increase and results in decreases in the profitability of daywork contracts. In this lower level of drilling activity and competitive price environment, we may be more inclined to enter into footage contracts that expose us to greater risk of loss without commensurate increases in potential contract profitability.

    We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. We typically enter into drilling contracts that provide for compensation on a daywork basis. Occasionally we enter into drilling contracts that provide for compensation on a footage basis.  The contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice, usually on payment of an agreed fee.  During 2009, the Company recorded $7.9 million of contract drilling revenue related to terminated contracts.

    The following table presents, by type of contract, information about the total number of wells we completed for our customers during the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Daywork Contracts	152	378	430
Footage Contracts	-	-	3
Turnkey Contracts	-	-	-
Total	152	378	433

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

    Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts as compared to daywork contracts. The risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. When we enter into footage contracts, we endeavor to manage this additional risk through the use of engineering expertise and bid the footage contracts accordingly, and we typically maintain insurance coverage against some, but not all, drilling hazards. However, the occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a negative impact on our profitability.  While we have historically entered into few footage contracts, we may enter into more of such arrangements in the future to the extent warranted by market conditions.

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

    Although we have not historically entered into any turnkey contracts, we may decide to enter into such arrangements in the future to the extent warranted by market conditions. It is also possible that we may acquire such contracts in connection with future acquisitions. The risks to a drilling company under a turnkey contract are substantially greater than on a well drilled on a daywork basis. This is primarily because under a turnkey contract the drilling company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalations and personnel.

Well Servicing

    Our well servicing segment provides a broad range of well services to oil and natural gas exploration and production companies, including maintenance, workover, new well completion, and plugging and abandonment.  Our workover rigs provide the means for hoisting equipment and tools into and out of the well bore, and our well servicing equipment and capabilities are essential to facilitate most other services performed on a well. Our well servicing segment services, which are performed to maintain and improve production throughout the productive life of an oil and gas well, include:

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

    We generally charge our customers an hourly rate for these services, which varies based on a number of considerations including market conditions in each region, the type of rig and ancillary equipment required, and the necessary personnel. Our fleet includes 61 well servicing rigs as of February 28, 2010, including 37 newbuilds since January 2007. We temporarily suspended operations in our well servicing segment in June 2009.  We intend to restructure this business unit in anticipation of more favorable market conditions. Currently, Bronco senior management is rebuilding the management team within Bronco Energy Services. Several candidates have been identified to lead this division going forward. The plan for potential redeployment includes new geographic markets, a greater focus on completion services as well as the exploration of potential expansion into international markets where we feel we have a competitive advantage.

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

    For the years ended December 31, 2009,  2008, and 2007, our workover rig utilization rates, revenue hours and average number of operating workover rigs were as follows:

	Year Ended December 31,
	2009	2008	2007
Average number of operating workover rigs	52	52	33
Revenue hours	11,386	91,591	63,746
Utilization Rates	17%	68%	78%

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

Customer	Total Revenue Percentage
2009
Comstock Oil and Gas	12%
Whiting Petroleum	9%
Pemex Exploracion	8%
Laredo Petroleum	6%
Antero Resources	6%
Hunt Oil Company	5%
JMA Energy Company, LLC	5%

2008
Antero Resources	11%
XTO Energy	7%
JMA Energy Company, LLC	5%
Pablo Energy II, LLC	5%

2007
Antero Resources	11%
Chesapeake Energy Corporation	8%
Comstock Oil and Gas	7%
XTO Energy	6%
Pablo Energy II, LLC	5%

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

The drilling contracts we compete for are usually awarded on the basis of competitive bids. Our principal competitors are Nabors Industries, Inc., Patterson-UTI Energy, Inc., Unit Corp., Union Drilling, Inc., Pioneer Drilling Company and Helmerich & Payne, Inc. There are numerous smaller companies that compete in our service markets as well. We believe pricing and rig availability are the primary factors our potential customers consider in determining which drilling contractor to select. In addition, we believe the following factors are also important:

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

Well Servicing

    The market for well servicing is highly competitive.  Competition is influenced by such factors as price, capacity, availability of work crews, type and condition of equipment and reputation and experience of the service provider.  We believe that pricing is generally the primary factor in determining which service provider is awarded the work.  Our competition includes small regional contractors as well as larger companies with international operations. Our principal competitors are Basic Energy Services, Inc., Key Energy Services Inc., Nabors Industries, Inc. and Complete Production Services, Inc.. These competitors operate in most of the large oil and gas producing regions in the U.S.  In addition, there are numerous smaller companies that compete in our well service markets.

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

Employees

    As of February 28, 2010, we had 646 employees. Approximately, 117 of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees, the majority of whom operate or maintain our drilling rigs and rig-hauling trucks. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employees are subject to collective bargaining arrangements.

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

    As oil and natural gas prices steeply declined and the credit markets tightened in late calendar 2008, customers aggressively reduced drilling budgets.  This reduction in demand combined with the reactivation and construction of new land drilling and workover rigs in the United States during the last several years has resulted in excess capacity compared to demand.  Tightening credit markets have also reduced our customer’s ability to fund drilling programs.  As a result, we experienced a decline in rig utilization and average dayrates.  We believe that utilization and average dayrates have stabilized and are now slowly improving.  We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital.  Continued low market prices for natural gas and economic conditions that have eroded residential and commercial demand for oil and natural gas may result in further decreases in demand for our drilling and workover rigs and adversely affect our operating results.

Risks Relating to Our Business

Global economic conditions may adversely affect our operating results.

    Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and well servicing activities.  Oil and natural gas prices steeply declined and the credit markets tightened in late calendar 2008.  During this time there was also significant deterioration in the global economic environment.  As part of this deterioration, there has been significant uncertainty in the capital markets and access to financing has been reduced.  As a result of these conditions, customers reduced their drilling and well servicing programs, which is resulted in a significant decrease in demand for our services.  We believe that utilization has stabilized and is now slowly improving.  Furthermore, these factors could result in certain of our customers experiencing an inability to pay suppliers, including us, if they are not able to access capital to fund their operations.  These conditions could have a material adverse effect on our business, financial condition, cash flows and results of operations.  The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX.

	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2010:
First (through March 1, 2010)	$6.01	$4.68	$83.18	$71.19
2009:
Fourth	$5.99	$4.25	$81.37	$69.57
Third	$4.88	$2.51	$74.37	$59.52
Second	$4.45	$3.25	$72.68	$45.88
First	$6.07	$3.63	$54.34	$33.98
2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99

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

    An increase in the supply of land drilling and workover rigs, whether through new construction or refurbishment, could decrease revenue rates and utilization rates, which would adversely affect our revenues and profitability. In addition, such adverse affect on our revenue and profitability caused by such increased competition and lower revenue rates and utilization rates could be further aggravated by any downturn in oil and natural gas prices. There has been a substantial increase in the supply of land drilling and workover rigs in the United States over the past five years which has contributed to a broad decline in revenue rates and utilization industry wide.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

    As of December 31, 2009, our total debt was approximately $56.4 million and we had the ability to incur an additional $8.5 million of debt under our revolving credit facility (net of outstanding letters of credit of $11.5 million).

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

    However, we may be unable to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, and any such alternative financing plans might be insufficient to allow us to meet our debt obligations. If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various covenants in our revolving credit facility or other instruments governing any future indebtedness, we could be in default under the terms of our revolving credit facility or such instruments. In the event of a default, the lender under our revolving credit facility, Banco Inbursa S.A. (“Banco Inbursa”), could elect to declare all the loans made under such facility to be due and payable together with accrued and unpaid interest and terminate its commitments thereunder and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.

Our revolving credit facility imposes restrictions on us that may affect our ability to successfully operate our business.

    Our revolving credit facility limits our ability to take various actions, such as:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on investments, mergers or consolidations, asset dispositions, acquisitions, transactions with affiliates and other transactions without the lender’s consent; and

•	limitation on dividends and distributions.

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

Our lender may not grant additional waivers under our revolving credit facility.

    In February 2010, our lender agreed to waive our compliance with the total leverage ratio covenant contained in our revolving credit facility through the quarter ended June 30, 2010, and any default or event of default that may occur as a result of our non-compliance with this covenant through the quarter ended June 30, 2010.  If we are unable to comply with this covenant after the waiver period, or any other covenant or restriction contained in our revolving credit facility, there can be no assurances that our lender will grant additional waivers on commercially reasonable terms, if at all.

Carlos Slim Helú, members of his family and affiliated entities may exercise significant influence in our affairs and their interests may differ from the interests of our other stockholders.

    According to a Schedule 13D/A filed with the SEC by Carlos Slim Helú, certain members of his family and affiliated entities (the “Slim Affiliates”) on March 8, 2010, collectively these individuals and entities owned approximately 15% of our common stock. Additionally, CICSA (which is also a Slim Affiliate) holds a warrant to purchase up to 5,440,770 shares of our common stock (the “Warrant”) that we originally issued in connection with our revolving credit facility. The Warrant, if exercised by CICSA, would permit the Slim Affiliates to acquire up to 19.99% of our outstanding common stock.  As a consequence of the significant ownership of our common stock held by the Slim Affiliates, collectively, they may exercise significant influence over the outcome of matters involving a vote of our stockholders, including the election of our directors, a merger or other business combination or a sale of a substantial amount of our assets.

    Banco Inbursa is the lender under our revolving credit facility, and is currently our largest creditor.  CICSA owns 60% of the equity of Bronco MX, which is a joint venture in Mexico in which we own the other 40%.  Because of the contractual and business relationships we have with the Slim Affiliates, the interests of the Slim Affiliates may differ from the interests of our other stockholders, and the revolving credit facility, the joint venture documentation relating to Bronco MX and the Warrant contain provisions that may tend to increase the influence the Slim Affiliates may exercise in our affairs.

    For instance, the joint venture represents a significant investment by us that will be controlled by the Slim Affiliates, who, among other things, will be able to influence the amount and timing of any distributions of cash or property by Bronco MX to its equity holders, including us.  Our revolving credit facility contains a variety of customary affirmative and negative covenants that limit our ability to engage in certain actions unless we obtain a waiver or consent from Banco Inbursa.  If we are unable to satisfy our obligations to make mandatory payments of principal and/or interest under our revolving credit facility our failure to do so could lead to an event of default under the revolving credit facility, which would permit Banco Inbursa to exercise various contractual remedies under the revolving credit facility, including accelerating the maturity of our obligations and foreclosing upon our assets securing the revolving credit facility.  The Warrant includes a covenant that restricts our ability to issue shares of common stock (or rights or warrants or other securities exercisable or convertible into or exchangeable for shares of common stock) at a consideration per share that is less than 95% of the market price of our common stock, subject to certain exceptions.  If it became necessary for us to raise capital and we were unable to sell shares of common stock in a manner that complied with the Warrant, we would be required to obtain a waiver of this requirement or risk liability for breach of contract. If we were unable to obtain a waiver, it could have a material adverse affect on our business, financial condition and results of operation.

Our investments in Challenger and Bronco MX are illiquid and may never generate cash.

    There currently is no readily available market that would facilitate the disposal of our 25% equity investment in Challenger or our 40% equity investment in Bronco MX.  Furthermore, based on these minority equity positions, we may not directly receive cash proceeds resulting from the operations of Challenger or Bronco MX.  We cannot assure that the investments will ever yield cash proceeds, absent a liquidating event or the increase in our equity position above a threshold that would constitute control.

Our minority equity investment in Challenger and Bronco MX limits our control of those companies.

    Bronco representatives hold two of the eight total board seats on the Challenger board of directors and two of the five total board seats on the Bronco MX board of managers. We also have various rights as a shareholder of these companies, including:

•	preemptive rights;

•	transfer rights;

•	tag-along rights;

•	drag-along rights; and

•	certain voting rights.

    Bronco is one of three shareholder groups in Challenger.  Any two of the three shareholders can effectuate decisions at the board level.  Due to our minority equity interest in Challenger, we cannot accomplish specific objectives or initiatives if we are unable to align our interest with at least one of the remaining shareholders.  Bronco is one of two shareholder groups in Bronco MX.  Due to our minority equity interest in Bronco MX, we cannot accomplish specific objectives or initiatives if we are unable to align our interests with the other shareholder.

International operations are subject to uncertain political, economic and other risks which could affect our financial results.

    We currently have a 40% investment in Bronco MX, a company organized under the laws of Mexico, and a 25% investment in Challenger, an Isle of Man company with its principal operations in Libya.  Risks associated with international operations and Challenger and Bronco MX’s operations include:

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

    As we expand our operations outside of the United States, we must comply with numerous laws and regulations relating to international business operations, including the Foreign Corrupt Practices Act, or FCPA.  The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

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

    For the years ended December 31, 2009, 2008 and 2007, less than 1% of our total revenues were derived from footage contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts as compared to daywork contracts. The risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. The occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a negative impact on our profitability. Similar to our footage contracts, under turnkey contacts drilling companies assume most of the risks associated with drilling operations that the operator generally assumes under a daywork contract. Although we historically have not entered into turnkey contracts, if we were to enter into a turnkey contract or acquire such a contract in connection with future acquisitions, the occurrence of uninsured or under-insured losses or operating cost overruns on such a job could negatively impact our profitability.

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

    We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. We are also aware of legislation proposed by United States lawmakers to reduce GHG emissions, as well as GHG emissions regulations enacted by the U.S. Environmental Protection Agency. We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of GHG emissions and climate change on our operations and take appropriate actions, where necessary. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition.

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

    Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could disrupt our operations resulting in a loss of revenues. Although we have employment agreements with a small number of our employees, as a practical matter such employment agreements will not assure the retention of those employees. In addition, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

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

    If a large number of shares of our common stock is sold in the open market, the trading price of our common stock could decrease. As of December 31, 2009, we had an aggregate of 66,050,899 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any approval by our stockholders. We may issue shares of our common stock, or securities convertible into shares of our common stock, to, among other things, finance the cost of acquisitions, refinance existing indebtedness, finance capital expenditures and capacity expansion, and/or generate proceeds for general corporate purposes or working capital.

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

    The existence of some provisions in our organizational documents could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:

•	provisions regulating the ability of our stockholders to nominate directors for election or to bring matters for action at annual meetings of our stockholders;

•	announcements of legislative or regulatory change.

•	the authorization given to our board of directors to issue and set the terms of preferred stock; and

•	limitations on the ability of our stockholders from removing our directors without cause.

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

    Contract Land Drilling Segment – Our contract land drilling segment is supported by several offices and yard facilities located throughout this segment’s areas of operations, including Oklahoma, Louisiana, Colorado, North Dakota and Pennsylvania.

    Well Servicing Segment – Our well servicing segment is supported by several offices and yard facilities located throughout this segment’s areas of operations, including Oklahoma, Texas, Kansas and New Mexico.

    We own our office and yard in Duncan, Oklahoma and our office and yard in Scenery Hill, Pennsylvania. We lease the remainder of our facilities, and do not believe that any one of the leased facilities is individually material to our operations. We believe that our existing facilities are suitable and adequate to meet our needs.

Item 3. Legal Proceedings

    Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company.  In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.  Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    Our common stock has been quoted under the symbol “BRNC” on The Nasdaq Global Select Market since January 1, 2009, and on The Nasdaq Global Market from August 16, 2005 to December 31, 2008. The following table sets forth for the indicated periods the high and low sale prices of our common stock as quoted on those markets.

Year Ending December 31, 2008:	High	Low
First Quarter	$16.25	$11.21
Second Quarter	$18.69	$16.04
Third Quarter	$18.60	$9.80
Fourth Quarter	$10.32	$3.63

Year Ending December 31, 2009:
First Quarter	$6.68	$3.65
Second Quarter	$6.68	$4.09
Third Quarter	$7.54	$3.34
Fourth Quarter	$8.64	$4.60

Year ending December 31, 2010:
First Quarter (through February 28,2010)	$6.52	$4.60

    On February 26, 2010, the last reported sale price of our common stock on The Nasdaq Global Select Market was $4.84 and we had approximately 37 holders of record of our common stock.

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

Equity Compensation Plan Information

    The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under on our equity compensation plan:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price per share	compensation plans
	outstanding options,	of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	-	$ -	1,290,871

Equity compensation plans not approved
by security holders	-	-	-

Total	-	$ -	1,290,871

(1) As of December 31, 2009, we had no options to purchase shares of our common stock outstanding. As of December 31, 2009, we had issued 549,559 shares of our restricted stock under the 2006 Plan. The securities remaining available for future issuance reflect securities that may be issued under the 2006 Plan, as no more shares remain available for the grant of awards under the 2005 Plan.

Item 6. Selected Financial Data.

    The following table sets forth our selected historical financial data as of and for each of the years indicated. We derived the selected historical financial data as of and for each of the years ended 2009, 2008, 2007, 2006 and 2005 from our historical audited consolidated financial statements. You should review this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated historical financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Information:
Contract drilling revenues	$106,738	$247,829	$276,088	$285,828	$77,885
Well service	3,799	33,284	22,864	-	-
	110,537	281,113	298,952	285,828	77,885
Costs and expenses:
Contract drilling	75,996	148,866	153,797	139,607	44,695
Well service	4,267	24,478	14,299	-	-
Depreciation and amortization	45,674	50,388	44,241	30,335	9,143
General and administrative	19,777	33,771	22,690	15,709	9,395
Impairment of goodwill	-	24,328	-	-	-
Gain on Challenger transactions	-	(3,138)	-	-	-
Loss on Bronco MX transaction	23,705	-	-	-	-
Total operating costs and expenses	169,419	278,693	235,027	185,651	63,233

Income (loss) from operations	(58,882)	2,420	63,925	100,177	14,652

Other income (expense):
Interest expense	(7,038)	(4,171)	(4,762)	(1,736)	(1,415)
Loss from early extinguishment of debt	(2,859)	(155)	-	(1,000)	(2,062)
Interest income	274	1,058	1,239	164	432
Equity in income (loss) of Challenger	(1,914)	2,186	-	-	-
Equity in income (loss) of Bronco MX	(588)	-	-	-	-
Impairment of investment in Challenger	(21,247)	(14,442)	-	-	-
Other income (expense)	(284)	(300)	294	284	53
Change in fair value of warrant	1,850	-	-	-	-
Total other income (expense)	(31,806)	(15,824)	(3,229)	(2,288)	(2,992)

Income (loss) before income taxes	(90,688)	(13,404)	60,696	97,889	11,660
Income tax expense (benefit)	(33,109)	(5,161)	23,104	38,056	6,529

Net income (loss)	$(57,579)	$(8,243)	$37,592	$59,833	$5,131

Income (loss) per common share-Basic	$(2.16)	$(0.31)	$1.45	$2.43	$0.32

Income (loss) per common share-Diluted	$(2.16)	$(0.31)	$1.44	$2.43	$0.31

Weighted average number of shares outstanding-Basic	26,651	26,293	25,996	24,585	16,259

Weighted average number of shares outstanding-Diluted	26,651	26,293	26,101	24,623	16,306

Pro Forma C Corporation Data (Unaudited): (1)
Historical income
before income taxes					$11,660
Pro forma provision for income
taxes					4,396

Pro forma income					$7,264

Pro forma income per common share basic and diluted					$0.45

Weighted average pro forma shares outstanding-Basic					16,259
Weighted average pro forma shares outstanding-Diluted					16,306

Other Financial Data (Unaudited):
Calculation of Adjusted EBITDA (2):
Net income (loss)	$(57,579)	$(8,243)	$37,592	$59,833	$5,131
Interest expense	7,038	4,171	4,762	1,736	1,415
Income tax expense (benefit)	(33,109)	(5,161)	23,104	38,056	6,529
Depreciation and amortization	45,674	50,388	44,241	30,335	9,143
Impairment of goodwill	-	24,328	-	-	-
Impairment of investment in Challenger	21,247	14,442	-	-	-
Adjusted EBITDA (2)	(16,729)	79,925	109,699	129,960	22,218

Consolidated Cash Flow Information:
Net cash provided by (used in):
Operating activities	28,048	59,100	82,607	93,053	3,318
Investing activities	18,194	(82,795)	(79,984)	(143,199)	(190,326)
Financing activities	(63,421)	44,650	(7,510)	43,715	202,908

		As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Information:
Total current assets	$43,077	$107,821	$72,019	$73,372	$53,953
Total assets	445,583	612,354	568,605	482,488	330,520
Total debt	51,903	117,547	68,118	64,727	51,825
Total liabilities	105,312	218,343	172,176	142,503	91,184
Total stockholders'/members' equity	340,271	394,011	396,429	339,985	239,336

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

(2)
Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable Generally Accepted Accounting Principles, or GAAP, financial measure, plus interest expense, income tax expense, depreciation, amortization and impairment. We have presented Adjusted EBITDA because we use Adjusted EBITDA as an integral part of our internal reporting to measure our performance and to evaluate the performance of our senior management. We consider Adjusted EBITDA to be an important indicator of the operational strength of our business. Adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization. Limitations of this measure, however, are that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business or changes in our working capital needs or the significant interest expense and cash requirements necessary to service our debt. Management evaluates the costs of tangible and intangible assets through other financial measures, such as capital expenditures, investment spending and return on capital. Therefore, we believe that Adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, Adjusted EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The Adjusted EBITDA measure presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

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

Overview

    We provide contract land drilling and workover services to independent oil and gas exploration and production companies throughout the United States. We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we reburbished and deployed.  We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through December 2009. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our two drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.  As of February 28, 2010, we also owned a fleet of 60 trucks used to transport our rigs.

    We have a 40% equity investment in Bronco MX, a company organized under the laws of Mexico. Bronco MX provides contract land drilling services and leases land drilling rigs to oil and natural gas companies in Mexico.  We also have a 25% equity investment in Challenger Limited, or Challenger, a company organized under the laws of the Isle of Man.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.

Operating Segments

    We currently conduct our operations through two operating segments: contract land drilling and well servicing.  The following is a description of these two operating segments.  Financial information about our operating segments is included in Note 9, Business Segments and Concentrations, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

    Contract Land Drilling – Our contract land drilling segment provides contract land drilling services.  As of February 28, 2010, we owned a fleet of 37 marketed land drilling rigs.  We currently operate our drilling rigs in Oklahoma, Texas, Pennsylvania, West Virginia, North Dakota, Utah  and Louisiana.  A majority of the wells we drill for our customers are drilled in unconventional basins also known as resource plays.  These plays are generally characterized by complex geologic formations that often require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 37 marketed drilling rigs range from 950 to 2,000 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required and have the capability of drilling horizontal and directional wells, which are increasing as a percentage of total wells drilled in North America. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.

    We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. We typically enter into drilling contracts that provide for compensation on a daywork basis. Occasionally, we enter into drilling contracts that provide for compensation on a footage basis.  We have not historically entered into turnkey contracts; however, we may decide to enter into such contracts in the future. It is also possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although, we currently have 13 of our drilling rigs operating under term contracts, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

    For the years ended December 31, 2009, 2008, and 2007, our drilling rig utilization rates, revenue days and average number of operating drilling rigs were as follows:

	Year Ended December 31,
	2009	2008	2007
Average number of operating drilling rigs	44	44	51
Revenue days	5,699	12,712	14,245
Utilization Rates	36%	79%	76%

    The decrease in the number of revenue days in 2009 is primarily attributable to the sharp decrease in oil and natural gas prices beginning in the third quarter of 2008 through 2009 as well as the inability of most customers to obtain financing related to their drilling programs. Additionally, the average number of rigs decreased in the third quarter due to the contribution of 9 rigs to Bronco MX. The decrease in the number of revenue days in 2008 is attributable to the decrease in the average number of operating rigs due to the rigs contributed and sold to Challenger.  We devote substantial resources to maintaining, upgrading and expanding our rig fleet. We substantially completed the refurbishment of three drilling rigs in 2007.

    Well Servicing – Our well servicing segment is capable of providing a broad range of services to oil and natural gas exploration and prodution companies, including well maintenance, well workover, new well completion and plugging and abandonment.  We are able to provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Workover and completion services typically generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services tend to be cyclical and highly correlated to the overall activity level in the industry.

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

    Our well servicing rig fleet has increased from a weighted average number of 24 rigs in the first quarter of 2007 to 61 in the fourth quarter of 2009 due to newbuild purchases.  We gauge activity levels in our well servicing rig operations based on rig utilization rate.  We compute operating workover rig utilization rates by dividing revenue hours by total available hours during a period. Total available hours are the number of hours during the period that we have owned the operating workover rig based on a 50-hour work week per rig.For the years ended December 31, 2009, 2008 and 2007, our workover rig utilization rates, revenue hours and average number of operating workover rigs were as follows:

	Year Ended December 31,
	2009	2008	2007
Average number of operating workover rigs	52	52	33
Revenue hours	11,386	91,591	63,746
Utilization Rates	17%	68%	78%

    In June of 2009 management made the decision to temporarily suspend operations in the well servicing division.  Market conditions had sharply deteriorated due to the rapid decrease in oil and natural gas prices which began in the third quarter of 2008 as well as the inability of most customers to obtain financing related to their drilling and workover programs.

    Due to the industry slowdown and subsequent suspension of operations revenue hours were down 88% for 2009 as compared to 2008.  Revenue hours by quarter in 2009 were as follows: Q1 8,012, Q2 3,374, Q3 0 and Q4 0.

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

    Our business environment has been adversely affected by the decline in oil and natural gas prices and the deteriorating global economic environment beginning in the third quarter of 2008.  As part of this deterioration, there has been significant uncertainty in the capital markets and access to financing has been reduced.  As a result of these conditions, our customers have curtailed their exploration budgets, which has resulted in a significant decrease in demand for our services, a reduction in revenue rates and utilization.  During 2009 and 2008, the Company recorded $7.9 million and $3.6 million of contract drilling revenue related to terminated contracts, respectively.  Due to the current economic environment, certain customers may not be able to pay suppliers, including us, if they are not able to access capital to fund their business operations.

    On February 28, 2010, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $79.66 per barrel and $4.81per MMbtu, respectively. The Baker Hughes domestic land drilling rig count as of February 28, 2010 was1,313.  Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.

    The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:
	At December 31,
	2009	2008	2007
Crude oil (Bbl)	$79.36	$44.60	$95.98
Natural gas (Mmbtu)	$5.57	$5.62	$7.48
U.S. Land Rig Count	1,150	1,653	1,719

    Increased expenditures for exploration and production activities generally lead to increased demand for our services. Until mid-2008, rising oil and natural gas prices and the corresponding increase in onshore oil and natural gas exploration and production spending led to expanded drilling and well service activity as reflected by the increases in the U.S. land rig counts and U.S. workover rig counts over the previous several years. Falling commodity prices and the oversupply of rigs, similar to what we have experienced since the beginning of the third quarter of 2008, generally leads to lower demand for our services.

    The decline in oil and natural gas prices and the deteriorating global economic environment resulted in reductions in our rig utilization and revenue rates in 2009.  Our near-term strategy is to maintain a strong balance sheet and ample liquidity. Management has initiated certain cost reduction measures including workforce and wage rate reductions, optimization of purchasing processes and the rationalization of real estate, overhead and operating divisions.  These actions should reduce operating expenses during the current downturn in the industry. Budgeted capital expenditures for 2010 represent a reduction from average historical levels and consists of routine capital expenditures necessary to maintain our equipment in safe and efficient working order and discretionary capital expenditures for new equipment or upgrades of existing equipment in order to make our rigs marketable to customers in areas identified as strategically important by management.  Management benchmarks each discretionary capital project against internal required rates of return on capital and/or strategic objectives.

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

    Revenue and Cost Recognition—Our contract land drilling segment earns revenues by drilling oil and natural gas wells for our customers typically under daywork contracts, which usually provide for the drilling of a single well. We occasionnaly enter into footage contracts, which also usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. Mobilization revenues and costs are deferred and recognized over the drilling days of the related drilling contract. Individual contracts are usually completed in less than 120 days. We follow the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, drilling revenues and costs related to a well in progress are recognized proportionately over the time it takes to drill the well. Percentage of completion is determined based upon the amount of expenses incurred through the measurement date as compared to total estimated expenses to be incurred drilling the well. Mobilization costs are not included in costs incurred for percentage-of-completion calculations. Mobilization costs on footage contracts and daywork contracts are deferred and recognized over the days of actual drilling. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. When estimates of revenues and expenses indicate a loss on a contract, the total estimated loss is accrued.

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

    We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During 2007, we did not experience a loss on the footage jobs we completed.  We had no footage contracts in progress at December 31, 2009 and 2008.  When we enter into footage contracts, we are more likely to encounter losses on them in years in which revenue rates are lower for all types of contracts.

    Revenues and costs during a reporting period could be affected by jobs in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. At December 31, 2009 and 2008, our unbilled receivables totaled $828,000 and $2.9 million, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

    Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $3.6 million and $3.8 million at December 31, 2009 and 2008, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

    If a customer defaults on its payment obligation to us under one of our typical contracts, we would need to rely on applicable law to enforce our lien rights, because our contracts do not expressly grant to us a security interest in the work we have completed under the contract and we have no ownership rights in the work-in-progress or completed drilling work, except any rights arising under applicable law. If we were unable to drill to the agreed on depth in breach of a footage contract, we might also need to rely on equitable remedies to recover the fair value of our work-in-progress under a footage contract.

    Asset Impairment and Depreciation— We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified.  If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. We did not record an impairment charge on any long-lived assets for our contract land drilling or well servicing segments for the year ended December 31, 2009.  The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

    Goodwill impairment testing is performed at the level of our reporting units under the provisions of ASC Topic 350, Goodwill and Other Intangible Assets.  Our reporting units have been determined to be the same as our operating segments, contract land drilling and well servicing.  In our testing of possible impairment of goodwill, we compare the fair value of the reporting units with their carrying value.  If the fair value exceeds the carrying value, no impairment is indicated.  If the carrying value exceeds the fair value, we measure any impairment of goodwill in that reporting unit by allocating the fair value to the identifiable assets and liabilities of the reporting unit based on their respective fair values.  Any excess un-allocated fair value would equal the implied fair value of goodwill, and if that amount is below the carrying value of goodwill, an impairment charge is recognized.

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

    Based on the results of the first step of the goodwill impairment test, impairment was indicated in both reporting units.  Management performed the second step of the analysis of its drilling and well servicing reporting units, allocating the estimated fair value to the indentifiable tangible and intangible assets and liabilities of these reporting units based on their respective values.  This allocation indicated no residual value for goodwill, and accordingly we recorded an impairment charge of $24.3 million in our December 31, 2008 statement of operations.   This impairment charge did not have an impact on our liquidity or debt covenants; however, it was a reflection of the overall downturn in our industry and decline in our projected cash flows.  The Company has no goodwill after this impairment.

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

    We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the years ended December 31, 2009 and 2008, we capitalized approximately $0 and $1.3 million, respectively.

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

    Fair value of the investment was estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data.  In developing these fair value estimates, certain key assumptions included an assumed discount rate of 14.5%, a control premium of 25.0% and a long-term growth rate of 4.0%.  The analysis resulted in a fair value of $39.8 million related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21.2 million.

    Stock Based Compensation--- We have adopted ASC Topic 718, Stock Compensation, upon granting our first stock options on August 16, 2005. ASC Topic 718 requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $3.3 million, $5.8 million and $3.7 million for 2009, 2008 and 2007, respectively.

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

    Equity Method Investments—Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within our Consolidated Balance Sheets and Statements of Operations; however, our share of the earnings or losses of the Investee company is reflected in the captions “Equity in income of Bronco MX” and “Equity in income of Challenger” in the Consolidated Statements of Operations. Our carrying value in an equity method Investee company is reflected in the captions “Investment in Bronco MX” and “Investment in Challenger” in our Consolidated Balance Sheets.

    Other Accounting Estimates—Our other accrued expenses as of December 31, 2009 and December 31, 2008 included accruals of approximately $2.5 million and $4.3 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $11.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

Year in Review Highlights

    The following are recent highlights that have impacted our results of operations for the year ended December 31, 2009.

Well Servicing Segment

    In June of 2009 management made the decision to temporarily suspend operations in the well servicing segment.  As previously discussed, market conditions had sharply deteriorated.  The dramatic decline in activity was evident as revenue hours decreased 87% from a peak of 25,533 hours in the third quarter of 2008 to 3,374 hours in the second quarter of 2009. This represents a utilization rate of 75% and 10% for the respective quarters.  The decrease in activity was coupled with similar erosions in pricing and margin.  As such, the segment was unable to generate adequate rates of return on capital in the near future.  Because the core drilling business is very capital intensive and was at the same time experiencing a similar slowdown, management felt it prudent to temporarily suspend operations in the well service segment.  We intend to strategically refocus this business segment and deploy assets in the future with a more efficient operational and cost structure. Currently, Bronco senior management is rebuilding the management team within Bronco Energy Services. Several candidates have been identified to lead this division going forward. The plan for potential redeployment includes new geographic markets, a greater focus on completion services as well as the exploration of potential expansion into international markets where we feel we have a competitive advantage.

Bronco MX Joint Venture

    On September 18, 2009, the Company and Saddleback Properties LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with CICSA, pursuant to which CICSA purchased 60% of the outstanding membership interests of Bronco MX. The Company owns the remaining 40% of the outstanding membership interests of Bronco MX.  Immediately prior to the sale of the membership interests in Bronco MX to CICSA, the Company contributed six drilling rigs (Nos. 4, 43, 53, 58, 60 and 72), and the future net profit from rig leases relating to three additional drilling rigs (Nos. 55, 76 and 78), which the Company contributed to Bronco MX upon the expiration of the leases relating to such rigs.

    The Company received $31.7 million from CICSA in exchange for the 60% membership interest in Bronco MX.  CICSA also reimbursed the Company for 60% of the value added taxes previously paid by, or on behalf of, Bronco MX as a result of the importation of six drilling rigs that were contributed by the Company to Bronco MX to Mexico.  The description of the Purchase Agreement set forth herein is a summary, is not complete and is qualified in its entirety by reference to the full text of such agreement, which was filed as exhibit 2.1 to the Company’s Current Report on Form 8-K with the SEC on September 23, 2009.

    Bronco MX is jointly managed, with CICSA having three representatives on its board of managers and the Company having two representatives on its board of managers.  The Company and CICSA, and their respective affiliates, agreed to conduct all future land drilling and workover rig services, rental, construction, refurbishment, transportation, trucking and mobilization in Mexico and Latin America exclusively through Bronco MX, subject to Bronco MX’s ability to perform.

Senior Secured Revolving Credit Facility with Banco Inbursa

    On September 18, 2009, the Company entered into a new senior secured revolving credit facility with Banco Inbursa, as lender and as the issuing bank.  The Company utilized (i) borrowings under this credit facility, (ii) proceeds from the sale of the membership interests of Bronco MX and (iii) cash-on-hand to repay all amounts outstanding under the Company’s prior revolving credit agreement with Fortis Bank SA/NV, New York Branch, which has been replaced by this credit facility.

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

    The Company will pay a quarterly commitment fee of 0.5% per annum on the unused portion of the credit facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the credit facility was paid by the Company at closing. The Company’s domestic subsidiaries guaranteed the loans and other obligations under the credit facility. The obligations under the credit facility and the related guarantees are secured by a first priority security interest in substantially all of the assets of the Company and its domestic subsidiaries, including the equity interests of the Company’s direct and indirect subsidiaries.

    The credit facility contains customary representations and warranties and various affirmative and negative covenants, including, but not limited to, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions, and a financial covenant requiring that the Company maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization for any four consecutive fiscal quarters of not more than 3.5 to 1.0.  On February 9, 2010, we received a waiver from Banco Inbursa for the ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization through the second quarter of 2010.  A violation of these covenants or any other covenant in the credit facility could result in a default under the credit facility which would permit the lender to restrict the Company’s ability to access the credit facility and require the immediate repayment of any outstanding advances under the credit facility.

Warrant Issuance

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

    The descriptions of the Credit Facility set forth herein is a summary, is not complete and is qualified in its entirety by reference to the full text of such agreements, which was filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2009.

Global Financial Markets

    Events, both within the United States and the world, have brought about significant and immediate changes in the global financial markets which in turn are affecting the United States economy, our industry and us.  In the United States, these events and others have had a significant impact on the prices for oil and natural gas as reflected in the following table:

	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2010:
First (through March 1, 2010)	$6.01	$4.68	$83.18	$71.19
2009:
Fourth	$5.99	$4.25	$81.37	$69.57
Third	$4.88	$2.51	$74.37	$59.52
Second	$4.45	$3.25	$72.68	$45.88
First	$6.07	$3.63	$54.34	$33.98
2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99

    As noted in the table, oil and natural gas prices declined significantly in late calendar 2008 and there was a deteriorating national and global economic environment.  During 2009, the economic recession, including the decline in oil and natural gas prices and deterioration in the credit markets, had a significant effect on customer spending and drilling activity.  When drilling activity and spending decline for any sustained period of time our dayrates and utilization rates also tend to decline.  In addition, lower commodity prices for any sustained period of time could impact the liquidity condition of some of our customers, which, in turn, might limit their ability to meet their financial obligations to us.

    The impact on our business and financial results as a consequence of the volatility in oil and natural gas prices and the global economic crisis is uncertain in the long term, but in the short term, it has had a number of consequences for us, including the following:

•	In December 2008, we incurred goodwill impairment of our contract land drilling and well servicing segments of $24.3 million due to the fair value of the segments being less than their carrying value;

•	In June 2009, we temporarily suspended operations in our well servicing segment;

•	In September 2009, we incurred an impairment charge to our investment in Challenger of $21.2 million due to the fair value of the investment being less than its carrying value;

•
Due to declining commodity prices of oil and natural gas, several of our customers have significantly reduced their drilling budgets for 2010, resulting in a significant reduction in the average utilization of our drilling and workover rig fleet.  Our average utilization was approximately 36% for 2009 and 79% for 2008.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

    Contract Drilling Revenue. For the year ended December 31, 2009, we reported contract drilling revenues of approximately $106.7 million, a 57% decrease from revenues of $247.8 million for 2008. The decrease is primarily due to a decrease in total revenue days and a decrease in average dayrates. Revenue days decreased 55% to 5,699 days for the year ended December 31, 2009 from 12,712 days during 2008.   Average dayrates for our drilling services decreased $1,565, or 9%, to $16,072 for the year ended December 31, 2009 from $17,637 in 2008. The decrease in the number of revenue days for the year ended December 31, 2009 as compared to 2008 is attributable to the decrease in our utilization rate. Utilization decreased to 36% from 79% for the year ended December 31, 2009 as compared to 2008.  The 54% decrease in utilization was primarily due to decrease in demand for our services related to a decline in drilling activity as a result of lower oil and natural gas prices and a more competitive market resulting from an increase in the supply of drilling rigs. For the year ended December 31, 2009, the Company recorded $7.9 million of contract drilling revenue related to terminated contracts compared to $3.6 million for 2008.

    Well Service Revenue.  For the year ended December 31, 2009, we reported well service revenues of approximately $3.8 million, an 89% decrease from revenues of $33.3 million for 2008.  The decrease is primarily due to a decrease in total revenue hours and a decrease in the average hourly rate.  Revenue hours decreased 88% to 11,386 for the year ended December 31, 2009 from 91,591 during 2008.  The average hourly rate decreased $29, or 8%, to $334 for the year ended December 31, 2009 from $363 during 2008.  We temporarily suspended operations of our workover segment in June of 2009.

    Equity in Income (Loss) of Challenger.  Our equity in the loss of Challenger was $1.9 million for the year ended December 31, 2009 compared to Equity in income of $2.2 million for the year ended December 31, 2008.  The equity in income (loss) of Challenger represents our 25% share of Challenger’s income (loss) for 2009 and 2008.  For the year ended December 31, 2009, Challenger had operating revenues of $56.5 million and operating costs of $47.6 million.  For the year ended December 31, 2008, Challenger had operating revenues of $71.8 million and operating costs of $38.5 million.  We reviewed our investment in Challenger at September 30, 2009 for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than temporary decline should be recognized. Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Due to the recent volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger, we deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $39.8 million for our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21.2 million.

    Equity in Income (Loss) of Bronco MX.  Equity in loss of Bronco MX was $588 for the period September 18 through December 31, 2009.  The equity in loss of Bronco MX represents our 40% share of Bronco MX’s loss for 2009.  For the period September 18, 2009 through December 31, 2009, Bronco MX had operating revenues of $7.2 million and operating costs of $9.2 million.

    Contract Drilling Expense. Contract drilling expense decreased $72.9 million to $76.0 million for the year ended December 31, 2009 from $148.9 million in 2008. This 49% decrease is primarily due to the decrease in the number of revenue days from 12,712 for the year ended December 31, 2008 to 5,699 for 2009.  As a percentage of contract drilling revenue, drilling expense increased to 71% for the year ended December 31, 2009 from 60% in 2008 due primarily to fixed costs on idle drilling rigs.

    Well Service Expense. For the year ended December 31, 2009, we reported well service expense of approximately $4.3 million, an 82% decrease from expense of $24.5 million for 2008.  The decrease is primarily due to a decrease in total revenue hours.  Revenue hours decreased 88% to 11,386 for the year ended December 31, 2009 from 91,591 during 2008.  As a percentage of well service revenue, expenses increased to 112% for the year ended December 31, 2009 from 74% in 2008. We temporarily suspended operations of our workover segment in June of 2009.

    Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.7 million to $45.7 million for the year ended December 31, 2009 from $50.4 million in 2008.   The decrease is due to the contribution of nine drilling rigs to Bronco MX in the third quarter of 2009.

    General and Administrative Expense. General and administrative expense decreased $14.0 million, or 41%, to $19.8 million for the year ended December 31, 2009 from $33.8 million in 2008. This primarily resulted from a $4.5 million termination fee paid in 2008 related to our terminated merger with Allis-Chalmers Energy, Inc.  The remainder of the decrease is due to a $2.5 million decrease in stock compensation expense, a $1.8 million decrease in payroll costs, a $1.6 million decrease in accounts receivable write-offs, a $1.3 million decrease in yard expense, and a $997,000 decrease in professional fees.  The decrease in stock compensation expense is primarily due to stock grants with higher grant date fair values becoming fully amortized.  The other decreases are due to the overall decrease in activity for the company in the current year.

    Interest Expense. Interest expense increased $2.8 million to $7.0 million for the year ended December 31, 2009 from $4.2 million in 2008. The increase is due to a decrease in the capitalization of interest expense related to our rig refurbishment program and an increase in the average outstanding balance under our credit facilities. We did not capitalize any interest in 2009 compared to $1.3 million of interest for the year ended December 31, 2008.

    Income Tax Expense. We recorded an income tax benefit of $33.1 million for the year ended December 31, 2009. This compares to an income tax benefit of $5.2 million in 2008. This increase is primarily due to a $77.3 million increase in pre-tax loss to $90.7 million for the year ended December 31, 2009 from $13.4 million in 2008.

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

    Well Service Revenue.  For the year ended December 31, 2008, we reported well service revenues of approximately $33.3 million, a 46% increase from revenues of $22.9 million for 2007.  This increase is primarily due to an increase in revenue hours and average revenue per hour for the year ended December 31, 2008 as compared to 2007.  Revenue hours increased 44% to 91,591 hours for the year ended December 31, 2008 from 63,746 for 2007.  Our average revenue per hour increased 1% to $363 from $359, for the year ended December 31, 2008 as compared to 2007.  The increase in revenue hours and the size of our operating workover rig fleet is due to additional workover rigs purchased during 2008 and 2007.

    Equity in Income of Challenger.  Equity in income of Challenger was $2.2 million for the year ended December 31, 2008.  The equity in income of Challenger represents our 25% share of Challenger’s income for 2008.  For the year ended December 31, 2008, Challenger had operating revenues of $71.8 million and operating costs of $38.5 million.

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

    General and Administrative Expense. General and administrative expense increased $11.1 million, or 50%, to $33.8 million for the year ended December 31, 2008 from $22.7 million in 2007. This increase is primarily attributed to the termination fee of $4.5 million paid to Allis-Chalmers Energy, Inc. upon termination of the proposed merger.  Professional fees increased $1.4 million and consulting fees expense increased $749,000 primarily due to the terminated merger.  The remaining increase is due to an increase in administrative salaries of $2.2 million and stock compensation expense of $2.1 million.  The increases in administrative salaries and stock compensation expense are partially due to the grant of additional shares of restricted stock in 2008 and due to the termination of our employment agreement with Larry Bartlett, our former Senior Vice President of Rig Operations, during the third quarter of 2008.

    Impairments.  In connection with our annual goodwill impairment assessment performed as of December 31, 2008, we performed an impairment test of our contract drilling and well servicing reporting units under the provisions of ASC Topic 350, Goodwill and Other Intangible Assets.  Based on the results of the first step on the impairment test, impairment was indicated in both reporting units.  Management performed the second step of the analysis of our drilling and well servicing reporting units, allocating the estimated fair value to the identifiable tangible and intangible assets and liabilities of these reporting units based on their respective values.  This allocation indicated no residual value for goodwill, and accordingly we recorded an impairment charge of $24.3 million in our December 31, 2008 statement of operations.   This impairment charge is not expected to have an impact on our liquidity or debt covenants; however, it is a reflection of the overall downturn in our industry and decline in our projected cash flows.

    We reviewed our investment in Challenger at December 31, 2008 for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than a temporary decline should be recognized.  Fair value of the investment was estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data.  The analysis resulted in a fair value of $62.9 million related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $14.4 million.

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

Liquidity and Capital Resources

    Operating Activities. Net cash provided by operating activities was $28.1 million for 2009, $59.1 million in 2008 and $82.6 million in 2007. The decrease of $31.0 million from 2008 to 2009 and $23.5 million from 2007 to 2008 was primarily due to a decrease in cash receipts from customers and higher cash payments to employees and suppliers.

    Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and for the refurbishment of our rigs. Net cash provided by investing activities was $18.2 million for 2009 compared to cash used of $82.8 million for 2008 and $80.0 million for 2007.  In 2009, we received $31.7 million from the sale of 60% of the outstanding membership interests in Bronco MX, proceeds of $953,000 from the sale of assets and principal payments on note receivable of $3.1 million, partially offset by $17.6 million used to purchase property and equipment.  In 2008, approximately $5.1 million was used to obtain a 25% interest in Challenger, $87.3 million was used to purchase property and equipment, which amounts were partially offset by $6.6 million received from the sale of assets and $2.9 million received from a restricted cash account.  In 2007, approximately $2.4 million was used for an acquisition made during 2007 and $82.8 million was used to purchase property and equipment, which amounts were partially offset by $5.1 million received from the sale of assets.

    Financing Activities. We used cash for financing activities of $63.4 million for 2009 as compared to cash provided of $44.7 million for 2008 and $7.5 million used in financing activities for 2007.  Our net cash used for financing activities for 2009 related to us repaying in full our revolving credit facility with Fortis Bank SA/NV on September 18, 2009 in the amount of $111.1 million, $5.1 million paid to various lenders and debt issue costs of $2.2 million, partially offset by borrowings of $55.0 million under our revolving credit facility with Banco Inbursa.  Our net cash provided by financing for 2008 related to borrowings of $51.1 million under our credit facility with Fortis, partially offset by $2.9 million paid to other finance companies and $3.5 million in debt issuance costs.  Our net cash used for financing activities for 2007 related to principal payments on borrowings of $17.0 million to Fortis, $5.5 million to Bank of Beaver City and $2.0 million to other finance companies, partially offset by borrowings of $17.0 million under our credit agreement with Fortis.

    Sources of Liquidity. Our primary sources of liquidity are cash from operations and borrowings under our credit facilities and equity financing.

    Debt Financing.  On September 18, 2009, we entered into a new senior secured revolving credit facility (the “Credit Facility”) with Banco Inbursa, as lender and as the issuing bank (“Banco Inbursa”).  We utilized (i) borrowings under the Credit Facility, (ii) proceeds from the sale of the membership interests of Bronco MX, and (iii) cash-on-hand to repay all amounts outstanding under our prior revolving credit agreement with Fortis Bank SA/NV, which has been replaced by the Credit Facility.

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

    The Credit Facility contains customary representations and warranties and various affirmative and negative covenants, including, but not limited to, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions, and a financial covenant requiring that we maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization for any four consecutive fiscal quarters of not more than 3.5 to 1.0.  On February 9, 2010, the Company received a waiver from Banco Inbursa for the ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization through the second quarter of 2010. A violation of these covenants or any other covenant in the Credit Facility could result in a default under the Credit Facility which would permit the lender to restrict our ability to access the Credit Facility and require the immediate repayment of any outstanding advances under the Credit Facility. The Credit Facility also provides for mandatory prepayments in certain circumstances.

    In conjunction with our entry into the Credit Facility, we entered into a Warrant Agreement, pursuant to which we, issued a three-year warrant (the “Warrant”) to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of our common stock, $0.01 par value per share (the “Common Stock”), subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of Common Stock from the date of issuance of the Warrant (the "Issue Date") through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. The Warrant may be exercised by the payment of the exercise price in cash or through a cashless exercise whereby we withhold shares issuable under the Warrant having a value equal to the aggregate exercise price.

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

    In accordance with accounting standards, the proceeds from the revolving credit facility were allocated to the credit facility and Warrant based on their respective fair values.  Based on this allocation, $50.3 million and $4.7 million of the net proceeds were allocated to the credit facility and Warrant, respectively.  The Warrant has been classified as a liability on the consolidated balance sheet due to our obligation to pay the seller of the Warrant a make-whole payment, in cash, under certain circumstances.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.41% to 1.57%.

    The resulting discount to the revolving credit facility will be amortized to interest expense over the term of the revolving credit facility such that, in the absence of any conversions, the carrying value of the revolving credit facility at maturity would be equal to $55.0 million.  Accordingly, we will recognize annual interest expense on the debt at an effective interest rate of Eurodollar rate plus 6.25%.

    In accordance with accounting standards, we revalued the Warrant as of December 31, 2009 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.40% to 1.45%.  The fair value of the Warrant was $2.8 million at December 31, 2009.  We recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $1.9 million for the year ended December 31, 2009.

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

    The description of the Credit Facility, set forth herein is a summary, is not complete and is qualified in its entirety by reference to the full text of such agreements, which were filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2009.

    On January 13, 2006, we entered into our prior $150.0 million revolving credit facility with Fortis Capital Corp., as administrative agent, lead arranger and sole book runner, and a syndicate of lenders.  On September 29, 2008, we amended and restated this revolving credit facility.  This $150.0 million amended and restated credit facility was with Fortis Bank SA/NV, New York Branch, as administrative agent, joint lead arranger and sole bookrunner, and a syndicate of lenders, which included The Royal Bank of Scotland plc, The CIT Group/Business Credit, Inc., The Prudential Insurance Company of America, Legacy Bank, Natixis and Caterpillar Financial Services Corporation.  Loans under the revolving credit facility bore interest at LIBOR plus a 4.0% margin or, at our option, the prime rate plus a 3.0% margin.   We incurred $3.5 million in debt issue costs related to the amended and restated credit facility.

    The revolving credit facility provided for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the years ended December 31, 2009 and 2008 were $447,000 and $406,000, respectively.

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

    Issuances of Equity.

    In connection with our acquisition of Eagle Well Service, Inc. in January 2007, we issued 1,070,390 shares of our common stock. See “—Capital Expenditures” below.    In conjunction with our entry into our senior secured revolving credit facility with Banco Inbursa, we issued a three-year warrant (the “Warrant”) to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of our common stock, $0.01 par value per share (the “Common Stock”), subject to the terms and conditions set forth in the Warrant.  Banco Inbursa subsequently transferred the Warrant to CICSA.  Pursuant to the terms of the Warrant, we cancelled the Warrant issued to Banco Inbursa and issued a warrant containing the same terms and provisions to CICSA evidencing such transfer.

    Capital Expenditures.

    During 2009, we incurred aggregate refurbishment costs of $13.4 million related to enhancements and refurbishments of rigs related to international expansion in Mexico and new opportunities domestically and incurred $2.7 million for the purchase of top drives to upgrade our rig fleet. We also incurred $859,000 in costs related to the refurbishment of workover rigs.

    During 2008, we incurred aggregate refurbishment costs of $54.4 million related to newbuilds, enhancements and refurbishments of rigs related to international expansion in Libya and Mexico and new plays domestically.  We also incurred $5.1 million in costs related to the purchase and refurbishment of workover rigs.

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

    Working Capital.  Our working capital was $25.3 million at December 31, 2009, compared to $71.6 million at December 31, 2008.  Our current ratio, which we calculate by dividing our current assets by our current liabilites, was 2.4 at December 31, 2009 compared to 3.0 at December 31, 2008.

    We believe that the liquidity shown on our balance sheet as of December 31, 2009, which includes approximately $25.3 million in working capital (including $9.5 million in cash) and availability under our $75.0 million credit facility of $8.5 million at December 31, 2009 (net of outstanding letters of credit of $11.5 million), together with cash expected to be generated from operations, provides us with sufficient ability to fund our operations for at least the next twelve months.  However, additional capital may be required for future rig requirements.  While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us.  The changes in the components of our working capital were as follows (amounts in thousands):
	December 31,
	2009	2008	Change
Cash and cash equivalents	$9,497	$26,676	$(17,179)
Trade and other receivables	15,306	62,430	(47,124)
Affiliate receivables	9,620	3,387	6,233
Unbilled receivables	828	2,940	(2,112)
Income tax receivable	3,800	2,072	1,728
Current deferred income taxes	1,360	2,844	(1,484)
Current maturities of note receivable	2,000	6,900	(4,900)
Prepaid expenses	666	572	94
Current assets	43,077	107,821	(64,744)

Current debt	89	1,464	(1,375)
Accounts Payable	9,756	18,473	(8,717)
Accrued liabilities and deferred revenues	7,952	16,249	(8,297)
Current liabilities	17,797	36,186	(18,389)

Working capital	$25,280	$71,635	$(46,355)

    The decrease in cash and cash equivalents was primarily due to the repayment of our revolving credit facility with Fortis Bank SA/NV, in the amount of $111.1 million, capital expenditures during 2009 in the amount of $17.6 million, $5.1 million paid to various lenders, an increase in affiliate receivables of $6.2 million and a decrease in accounts payable of $8.7 million, partially offset by the reduction in trade and other receivables of $47.1 million, the receipt of $31.7 million in proceeds from CICSA related to the sale of a 60% membership interest in Bronco MX and a $55.0 million draw on our new revolving credit facility with Banco Inbursa.

    The decrease in trade receivables and other receivables as well as accounts payable at December 31, 2009 as compared to December 31, 2008 was due to a continued reduction in revenue days and utilization rates during 2009 compared to 2008.  Utilization for the year ended December 31, 2009 was 36% compared to 79% for 2008.

    The decrease in accrued liabilities was due to a $2.5 million decrease in accrued salaries and related, a decrease in deferred revenue of approximately $2.8 million due to the reduction in the deferral of mobilization revenue, a $1.3 million reduction in accrued interest and a $1.8 million reduction in our workers compensation accrual.  The decrease in our deferral of mobilization revenue is due to the reduction in revenue days and utilization rates for the year ended 2009 compared to the year ended 2008.

Contractual and Commercial Commitments

    The following table summarizes our contractual obligations and commercial commitments at December 31, 2009 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1	1-3 years	4-5 years	More than 5
		year			years
Short and long-term debt	51,903	$89	$301	$50,778	$735
Interest on long-term debt	16,218	3,407	10,185	2,506	120
Operating lease obligations	2,895	913	1,681	301	-

Total	$71,016	$4,409	$12,167	$53,585	$855

Off Balance Sheet Arrangements

    We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

    The FASB Accounting Standards Codification.  FASB Accounting Standards Codification (ASC) became effective for this quarterly report.  ASC Topic 105, Generally Accepted Accounting Principles establishes the ASC as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.  Following ASC Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the ASC, (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the ASC.  The adoption of this standard has changed how we reference various elements of U.S. GAAP in our financial statement disclosures, but has no impact on our financial position, results of operation or cash flows.

    In September 2006, the FASB issued an accounting standard that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The initial application of this standard was limited to financial assets and liabilities and became effective on January 1, 2008.  On January 1, 2009 we adopted this standard on a prospective basis for non-financial assets and liabilities not measured at fair value on a recurring basis.  The application of this standard to our non-financial assets and liabilities is primarily limited to assets acquired and liabilities assumed in a business combination, asset retirement obligations and asset impairments, including goodwill and long lived assets and has not had a material impact on our financial position, results of operations or cash flows.

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

    In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard shall be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The provisions of this standard were applied to the Company’s accounting for the sale of 60% of the membership interests in Bronco MX.  See Note 2, Equity Method Investments, regarding the $23,705 loss on the Bronco MX transaction.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin of 5.80%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $337,000 annually, based on the $55.0 million outstanding in the aggregate under our credit facility as of December 31, 2009.

Item 8. Financial Statements and Supplementary Data.

    Our Financial Statements begin on page 32 of this Form 10-K, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Annual Report on Form 10−K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 our disclosure controls and procedures are effective.

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

    Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Board of Directors
Bronco Drilling Company, Inc.

We have audited the internal control over financial reporting of Bronco Drilling Company, Inc. and Subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 12, 2010

Item 9B. Submission of Matters to a Vote of Security Holders

    On November 13, 2009, our annual meeting of stockholders was held in Duncan, Oklahoma.  A total of 24,147,646 of our shares of common stock were present or represented by proxy at the annual meeting.  This represented more than 88% of our shares outstanding on the record date.  At the meeting, our stockholders voted on the election of five persons to serve as our directors.  Each of the five nominees, D. Frank Harrison, Dr. Gary C. Hill, David W. House, David L. Houston and William R. Snipes, was elected as a director to serve until our next annual meeting of stockholders and until his successor is duly elected and qualified.  The results of the tabulation of the votes cast at our annual meeting are as follows:

Proposal – Election of Directors Name	For (#)	Withheld (#)
D. Frank Harrison	23,777,495	370,151
Dr. Gary C. Hill	20,794,227	3,353,419
David W. House	20,803,676	3,343,970
David L. Houston	23,622,936	524,710
William R. Snipes	21,057,047	3,090,599

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

    The information relating to this Item 10 is incorporated by reference to either the Proxy Statement for our 2010 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2009.

 Item 11. Executive Compensation.

    The information relating to this Item 11 is incorporated by reference to either the Proxy Statement for our 2010 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    The information relating to this Item 12 is incorporated by reference to either the Proxy Statement for our 2010 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

    The information relating to this Item 13 is incorporated by reference to either the Proxy Statement for our 2010 Annual Meeting of Stockholders, or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2009.

Item 14. Principal Accounting Fees and Services

    The information relating to this Item 14 is incorporated by reference to either the Proxy Statement for our 2010 Annual Meeting of Stockholders, or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2009.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

    (a) The following documents are filed as part of this report:

1.	Financial Statements

    See Index to Consolidated Financial Statements on page 30 of this Form 10-K.

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

2.4
Agreement and Plan of Merger by and among the Company, BDC Acquisition Company, Eagle Well Service, Inc. (“Eagle”), and the stockholders of Eagle dated as of January 9, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on January 16, 2007).

2.5
Membership Interest Purchase Agreement, dated September 18, 2009, by and among Bronco Drilling Company, Inc., Saddleback Properties LLC and Carso Infraestructura y Construccion, S.A.B. de C.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on September 23, 2009).

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

10.1
Credit Agreement, dated September 18, 2009, by and among Bronco Drilling Company, Inc., certain subsidiaries of Bronco Drilling Company, Inc., as guarantors, and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa, as lender and as the issuing bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on September 23, 2009).

10.2
Warrant Agreement, dated September 18, 2009, by and among Bronco Drilling Company, Inc. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on September 23, 2009).

10.3
Warrant No. W-1, dated September 18, 2009, by and among Bronco Drilling Company, Inc. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on September 23, 2009).

10.4
Registration Rights Agreement, dated September 18, 2009, by and among Bronco Drilling Company, Inc., Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on September 23, 2009).

+*10.5	Amended and Restated Employment Agreement, dated January 6, 2010, by and between the Company and Matthew S. Porter.

*10.6	Warrant No. W-2, dated September 18, 2009, by and among Bronco Drilling Company, Inc. and Carso Infraestructura y Construcción, S.A.B. de C.V.

10.7
Waiver Letter, dated February 9, 2010, by and between Bronco Drilling Company, Inc. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on February 16, 2010)

+10.8	Bronco Drilling Company, Inc. 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement, filed by the Company with the SEC on April 28, 2008).

+10.9
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2008).

+10.10	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2008).

*21.1	List of the Company’s Subsidiaries.

*23.1	Consent of Grant Thornton LLP

*24.1	Power of Attorney (included on signature page).

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BRONCO DRILLING COMPANY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors
Bronco Drilling Company, Inc.

We have audited the accompanying consolidated balance sheets of Bronco Drilling Company, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bronco Drilling Company, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 12, 2010

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,497	$26,676
Receivables
Trade and other, net of allowance for doubtful accounts of
$3,576 and $3,830 in 2009 and 2008, respectively	15,306	62,430
Affiliate receivables	9,620	3,387
Unbilled receivables	828	2,940
Income tax receivable	3,800	2,072
Current deferred income taxes	1,360	2,844
Current maturities of note receivable from affiliate	2,000	6,900
Prepaid expenses	666	572

Total current assets	43,077	107,821

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	440,760	512,158
Transportation, office and other equipment	42,354	43,912
	483,114	556,070
Less accumulated depreciation	145,918	123,915
	337,196	432,155

OTHER ASSETS
Note receivable from affiliate, less current maturities	517	3,451
Investment in Challenger	39,714	62,875
Investment in Bronco MX	21,407	-
Intangibles, net, and other	3,672	6,052
	65,310	72,378

	$445,583	$612,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,756	$18,473
Accrued liabilities	7,952	16,249
Current maturities of long-term debt	89	1,464

Total current liabilities	17,797	36,186

LONG-TERM DEBT, less current maturities and discount	51,814	116,083

WARRANT	2,829	-

DEFERRED INCOME TAXES	32,872	66,074

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 26,713 and 26,346 shares
issued and outstanding at December 31, 2009 and 2008	270	267

Additional paid-in capital	307,313	304,015

Accumulated other comprehensive income	538	-

Retained earnings	32,150	89,729
Total stockholders' equity	340,271	394,011

	$445,583	$612,354

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

REVENUES
Contract drilling revenues, including 0%, 2% and 1%
to related parties	$106,738	$247,829	$276,088
Well service, including 0%, 2% and 0%
to related parties	3,799	33,284	22,864
	110,537	281,113	298,952
EXPENSES
Contract drilling	75,996	148,866	153,797
Well service	4,267	24,478	14,299
Depreciation and amortization	45,674	50,388	44,241
General and administrative	19,777	33,771	22,690
Impairment of goodwill	-	24,328	-
Gain on Challenger transactions	-	(3,138)	-
Loss on Bronco MX transaction	23,705	-	-
	169,419	278,693	235,027

Income (loss) from operations	(58,882)	2,420	63,925

OTHER INCOME (EXPENSE)
Interest expense	(7,038)	(4,171)	(4,762)
Loss from early extinguishment of debt	(2,859)	(155)	-
Interest income	274	1,058	1,239
Equity in income (loss) of Challenger	(1,914)	2,186	-
Equity in income (loss) of Bronco MX	(588)	-	-
Impairment of investment in Challenger	(21,247)	(14,442)	-
Other	(284)	(300)	294
Change in fair value of warrant	1,850	-	-
	(31,806)	(15,824)	(3,229)
Income (loss) before income taxes	(90,688)	(13,404)	60,696
Income tax expense (benefit)	(33,109)	(5,161)	23,104

NET INCOME (LOSS)	$(57,579)	$(8,243)	$37,592

Income (loss) per common share-Basic	$(2.16)	$(0.31)	$1.45

Income (loss) per common share-Diluted	$(2.16)	$(0.31)	$1.44

Weighted average number of shares outstanding-Basic	26,651	26,293	25,996

Weighted average number of shares outstanding-Diluted	26,651	26,293	26,101

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
				Accumulated
			Additional	Other		Total
	Common	Common	Paid In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of December 31, 2006	24,938	250	279,355	-	60,380	339,985

Stock issued in acquisition	1,070	10	15,114	-	-	15,124

Net income	-	-	-	-	37,592	37,592

Stock compensation	23	2	3,726	-	-	3,728

Balance as of December 31, 2007	26,031	262	298,195	-	97,972	396,429

Net loss	-	-	-	-	(8,243)	(8,243)

Stock compensation	315	5	5,820	-	-	5,825

Balance as of December 31, 2008	26,346	267	304,015	-	89,729	394,011

Net loss	-	-	-	-	(57,579)	(57,579)

Other Comprehensive Income:
Foreign currency translation adjustment	-	-	-	538	-	538
Total Comprehensive Income (Loss)						(57,041)

Stock compensation	367	3	3,298	-	-	3,301

Balance as of December 31, 2009	26,713	$270	$307,313	$538	$32,150	$340,271

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(57,579)	$(8,243)	$37,592
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	46,436	51,044	44,826
Bad debt expense	2,134	3,745	4,370
Loss (gain) on sale of assets	412	426	(1,589)
Gain on Challenger transactions	-	(3,138)	-
Equity in loss (income) of Challenger	1,914	(2,186)	-
Equity in loss (income) of Bronco MX	588	-	-
Change in fair value of warrant	(1,850)	-	-
Loss on Bronco MX transaction	23,705	-	-
Write off of debt issue costs	2,859	155	-
Imputed interest expense	224	-	-
Stock compensation	3,301	5,825	3,728
Impairment of goodwill	-	24,328	-
Impairment of investment in Challenger	21,247	14,442	-
Provision for deferred income taxes	(31,717)	(4,122)	17,648
Changes in current assets and liabilities, net of assets and liabilities of business acquired:
Receivables	43,517	(9,274)	(3,920)
Affiliate receivables	(6,233)	-	-
Unbilled receivables	2,112	(813)	(139)
Prepaid expenses	(94)	131	(176)
Other assets	241	720	(417)
Accounts payable	(13,142)	(9,673)	(15,831)
Accrued expenses	(8,297)	(3,030)	1,430
Income taxes receivable	(1,730)	(1,237)	(4,915)

Net cash provided by operating activities	28,048	59,100	82,607

Cash flows from investing activities:
Restricted cash account	-	2,899	145
Business acquisitions, net of cash acquired	-	(5,063)	(2,431)
Principal payments received on note receivable	3,065	-	-
Proceeds from sale of assets	32,688	6,643	5,084
Purchase of property and equipment	(17,559)	(87,274)	(82,782)

Net cash provided by (used in) investing activities	18,194	(82,795)	(79,984)

Cash flows from financing activities:
Proceeds from borrowings and warrant	55,000	51,100	17,000
Payments of debt	(116,189)	(2,949)	(24,510)
Debt issue costs	(2,232)	(3,501)	-

Net cash provided by (used in) financing activities	(63,421)	44,650	(7,510)

Net increase (decrease) in cash and cash equivalents	(17,179)	20,955	(4,887)

Beginning cash and cash equivalents	26,676	5,721	10,608

Ending cash and cash equivalents	$9,497	$26,676	$5,721

Supplmentary disclosure of cash flow information
Interest paid, net of amount capitalized	$11,549	$2,704	$3,250
Income taxes paid	337	198	10,373
Supplementary disclosure of non-cash investing and financing:
Liabilities assumed in acquisition	$-	$-	$7,867
Common stock issued for acquisition	-	-	15,124
Debt assumed in acquisition	-	-	6,527
Note issued for acquisition of property and equipment	-	1,277	4,386
Assets exchanged/sold for equity interest and note receivable	-	72,503	-
Common stock received for payment of receivable	-	1,900	-
Purchase of property and equipment in accounts payable	4,425	11,430	-
Reduction of receivable for property and equipment	5,040	-	-
Reduction of debt for warrants issued	4,679	-	-
Assets contributed to Bronco MX	77,194	-	-

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

Foreign Currency

    The U.S. dollar is the functional currency for the Company’s consolidated operations. However, the Company has an equity investment in a Mexican entity whose functional currency is the peso. The assets and liabilities of the Mexican investment are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates. Mexican income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity.

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

Accounts Receivable

    The Company records trade accounts receivable at the amount invoiced to customers. Substantially all of the Company’s accounts receivable are due from companies in the oil and gas industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts. At December 31, 2009 and 2008, our allowance for doubtful accounts was $3,576 and $3,830, respectively.

Prepaid Expenses

    Prepaid expenses include items such as insurance and fees. The Company routinely expenses these items in the normal course of business over the periods these expenses benefit.

Property and Equipment

    Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling and workover rigs and related equipment are three to 15 years.  The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $26,038 and $34,293 as of December 31, 2009 and 2008, respectively.  Due to immateriality, gains and losses on dispositions, with the exception of the Challenger and Bronco MX transactions are included in contract drilling and well service revenues.

    The Company capitalizes interest as a component of the cost of drilling and workover rigs constructed for its own use. For the years ended December 31, 2009 and 2008, the Company capitalized $0 and $1,256, respectively, of interest costs incurred during the construction periods of certain drilling and workover rigs.

    The Company evaluates for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing an impairment evaluation, the Company estimated the future undiscounted net cash flows from the use and eventual disposition of long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified.  If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then the Company would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The Company did not record an impairment charge on any long-lived assets for our contract land drilling or well servicing segments for the year ended December 31, 2009.  The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

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

    Goodwill impairment testing is performed at the level of the Company’s reporting units under the provisions of ASC Topic 350, Goodwill and Other Intangible Assets.  The Company’s reporting units have been determined to be the same as our operating segments, contract land drilling and well servicing.  In the Company’s testing of possible impairment of goodwill, we compared the fair value of the reporting units with their carrying value.  If the fair value exceeds the carrying value, no impairment is indicated.  If the carrying value exceeds the fair value, we measure any impairment of goodwill in that reporting unit by allocating the fair value to the identifiable assets and liabilities of the reporting unit based on their respective fair values.  Any excess un-allocated fair value would equal the implied fair value of goodwill, and if that amount is below the carrying value of goodwill, an impairment charge is recognized.

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

    Based on the results of the first step of the goodwill impairment test, impairment was indicated in both reporting units.  Management performed the second step of the analysis of its drilling and well servicing reporting units, allocating the estimated fair value to the indentifiable tangible and intangible assets and liabilities of these reporting units based on their respective values.  This allocation indicated no residual value for goodwill, and accordingly we recorded an impairment charge of $24,328 million in our December 31, 2008 statement of operations.   This impairment charge did not have an impact on the Company’s liquidity or debt covenants; however, it was a reflection of the overall downturn in our industry and decline in the Company’s projected cash flows.

Intangibles, Net and Other

    Intangibles, restricted cash and other assets consist of intangibles related to acquisitions, net of amortization, cash deposits related to the deductibles on the Company’s workers compensation insurance policies and debt issue costs, net of amortization. The Company follows Statement ASC Topic 323, “Intangibles – Goodwill and Other” to account for amortizable intangibles. Intangible assets that are acquired either individually or with a group of other assets are recognized based on its fair value and amortized over its useful life. The Company’s amortizable intangibles consist entirely of customer lists and relationships obtained through acquisitions. Customer lists and relationships are amortized over their estimated benefit period of four years. Depreciation and amortization expense includes amortization of intangibles of $751, $974, and $919 for the years ended December 31, 2009, 2008, and 2007, respectively. Total cost and accumulated amortization of intangibles at December 31, 2009 and 2008 was $3,705 and $3,403 and $3,705 and $2,652, respectively.

    The Company evaluates for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Property, Plant and Equipment.  In light of adverse market conditions affecting the Company, including a substantial decrease in the operating levels of its business segments, a significant decline in oil and natural gas commodity prices, management deemed it necessary to assess the recoverability of long-lived assets and intangibles within its contract land drilling and well servicing segments.

    Management performed its impairment assessment under the provisions of ASC Topic 360 using the undiscounted cash flows for each segment.  Based on the results of these impairment tests, the carrying amounts of intangible assets were determined to be recoverable.

    Estimated amortization expense for each year subsequent to December 31, 2009 is as follows:

2010…………………..	$ 249
2011…………………..	53
2012…………………..	-
2013…………………..	-
2014…………………..	-

    Legal fees and other debt issue costs incurred in obtaining financing are amortized over the term of the debt using a method which approximates the effective interest method. Gross debt issue costs were $2,232 and $3,501 at December 31, 2009 and 2008, respectively. Amortization expense related to debt issue costs was $592, $571, and $564 for years ended December 31, 2009, 2008, and 2007, respectively, and is included in interest expense in the consolidated statements of operations. Accumulated amortization related to loan fees was $126 and $175 as of December 31, 2009 and 2008, respectively.  On September 18, 2009 and September 29, 2008 the Company refinanced its revolving debt facility and incurred $2,232 and $3,501 of debt issuance costs, respectively.  The Company wrote-off debt issue costs of $2,859, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2009.

Income Taxes

    Pursuant to Statement ASC Topic 740, Income Taxes, the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. A statutory Federal tax rate of 35% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rates for all periods.

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

    The Company applies the provisions of ASC Topic 740 which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and/or penalties related to income tax matters as income tax expense. As of December 31, 2009, the tax years ended December 31, 2005 through December 31, 2008 are open for examination by U.S. taxing authorities.

Comprehensive Income (Loss)

    Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income.  Other comprehensive income includes the translation adjustments of the financial statements of Bronco MX at December 31, 2009.  The following table sets forth the components of comprehensive income (loss):

	Years ended
	December 31,
	2009	2008	2007
Net income (loss)	$(57,579)	$(8,243)	$37,592
Other comprehensive income - translation adjustment	538	-	-
Comprehensive income (loss)	$(57,041)	$(8,243)	$37,592

Net income (Loss) Per Common Share

    The Company computes and presents net income (loss) per common share in accordance with ASC Topic 260, Earnings per Share. This standard requires dual presentation of basic and diluted net income (loss) per share on the face of the Company’s statement of operations. Basic net income (loss) per common share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

Stock-based Compensation

    The Company has adopted ASC Topic 718, Stock Compensation upon granting its first stock options on August 16, 2005.  ASC Topic 718 requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.

Equity Method Investments

    Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in income of Challenger” and “Equity in income of Bronco MX” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Challenger” and “Investment in Bronco MX” in the Company’s Consolidated Balance Sheets.

Recent Accounting Pronouncements

    The FASB Accounting Standards Codification.  FASB Accounting Standards Codification (ASC) became effective for this quarterly report.  ASC Topic 105, Generally Accepted Accounting Principles establishes the ASC as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.  Following ASC Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the ASC.  The adoption of this standard has changed how we reference various elements of U.S. GAAP in the Company’s financial statement disclosures, but has no impact on the Company’s financial position, results of operation or cash flows.

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

    In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard shall be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The provisions of this standard were applied to the Company’s accounting for its sale of 60% of its membership interests in Bronco MX.  See Note 2 Equity Method Investments, regarding the $23,705 loss on the Bronco MX transaction.

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

    In June 2009, the FASB issued a new accounting standard that amends the accounting and disclosure requirements for the consolidation of variable interest entities. This new standard removes the previously existing exception from applying consolidation guidance to qualifying special-purpose entities and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this new standard, generally accepted accounting principles required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. This new standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This new standard became effective for us on January 1, 2010. The adoption of this standard did not impact our consolidated financial statements.

Reclassifications

    Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.

2. Equity Method Investments

    On January 4, 2008, we acquired a 25% equity interest in Challenger Limited, in exchange for six drilling rigs valued at $72,937 and $5,063 in cash.  The Company’s 25% interest at December 31, 2009 was based on 64,957,265 shares outstanding.  The Company recorded equity in income (loss) of investment of $(1,914) and $2,186 for the years ended December 31, 2009 and 2008, respectively, related to its equity investment in Challenger.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.  Five of the contributed drilling rigs were from our existing marketed fleet and one was a newly constructed rig.  The general specifications of the contributed rigs are as follows:

		Approximate
		Drilling
Rig	Design	Depth (ft)	Type	Horsepower
3	Cabot 900	10,000	Mechanical	950
18	Gardner Denver 1500E	25,000	Electric	2,000
19	Mid Continent U-1220 EB	25,000	Electric	2,000
38	National 1320	25,000	Electric	2,000
93	National T-32	8,000	Mechanical	500
96	Ideco H-35	8,000	Mechanical	400

    The Company also sold to Challenger four drilling rigs and ancillary equipment.  The sales price of $12,990 consisted of $1,950 in cash, installment receivable of $1,500 and a term note of $9,540.  During the second quarter of 2009, the Company and Challenger agreed to reduce the installment receivable and term note by approximately $5,040 and the Company assumed ownership of two drilling rigs that were originally sold to Challenger.  The term note bears interest at 8.5%.  Interest and principal payments of $529 on the note are due quarterly until maturity at February 2, 2011.  The note receivable is collateralized by the assets sold to Challenger.  The note receivable from Challenger at December 31, 2009 was $2,517, of which $2,000 was classified as current and $517 was classified as long-term.

    The Company recorded a net gain of $3,138 for the year ended December 31, 2008 relating to the exchange and sale of rigs and equipment to Challenger.  The transactions were completed on January 4, 2008.  Prior to these transactions, Challenger owned a fleet of 23 rigs.

    On February 20, 2008, the Company entered into a Management Services Agreement and Master Services Agreement with Challenger.  The Company agreed to make available to Challenger certain employees of the Company for the purpose of providing land drilling services, certain business consulting services and managerial support to Challenger.  The Company invoices Challenger monthly for the services provided.  The Company had accounts receivable from Challenger of $2,499 and $3,387 at December 31, 2009 and December 31, 2008, respectively, related to these services provided.

    At December 31, 2009, the book value of the Company’s ordinary share investment in Challenger was $39,714.  The Company’s 25% interest of the net assets of Challenger was estimated to be $36,149.  The basis difference between the Company’s ordinary equity investment in Challenger and the Company’s 25% interest of the net assets of Challenger primarily consists of certain property, plant and equipment and accumulated depreciation in the amount of $3,626 and $61 respectively, at December 31, 2009.  These amounts are being amortized against the Company’s 25% interest of Challenger’s net income over the estimated useful lives of 15 years for the property, plant and equipment.  Amortization recorded during years ended December 31, 2009 and 2008 was $1,026 and $322, respectively, which is included in the equity in income (loss) of Challenger on the consolidated statements of operations.

    The Company reviewed its investment in Challenger at September 30, 2009 for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than a temporary decline should be recognized. Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Due to the recent volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger, the Company deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $39,800 related to our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21,247.

    On February 16, 2009, Challenger entered into a financing agreement with Natixis SA.  The Company’s 25% interest in Challenger was pledged as collateral as part of this agreement.

    Summarized financial information of Challenger is presented below:

	December 31,
	2009	2008
Condensed statement of operations:
Revenues	$56,509	$71,840
Gross margin	$21,076	$33,372
Net Income (loss)	$(3,552)	$10,076

Condensed balance sheet:
Current assets	$59,971	$50,837
Noncurrent assets	130,667	141,558
Total assets	$190,638	$192,395

Current liabilities	$25,511	$26,944
Noncurrent liabilities	20,531	17,304
Equity	144,596	148,147
Total liabilities and equity	$190,638	$192,395

    On September 18, 2009, the Company and Saddleback Properties LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Carso Infraestructura y Construccion, S.A.B. de C.V., or CICSA, pursuant to which CICSA purchased 60% of the outstanding membership interests of Bronco MX.  The Company owns the remaining 40% of the outstanding membership interests of Bronco MX.  Immediately prior to the sale of the membership interests in Bronco MX to CICSA, the Company contributed six drilling rigs (Nos. 4, 43, 53, 58, 60 and 72), and the future net profit from rig leases relating to three additional drilling rigs (Nos. 55, 76 and 78), which the Company has contributed to Bronco MX upon the expiration of the leases relating to such rigs. The general specifications of the contributed rigs are as follows:

Rig	Design	Approximate Drilling Depth (ft)	Type	Horsepower
43	Gardner Denver 800	15,000	Mechanical	1,000
4	Skytop Brewster N46	14,000	Mechanical	950
53	Skytop Brewster N42	12,000	Mechanical	850
55	Oilwell 660	12,000	Mechanical	1,000
58	National N55	12,000	Mechanical	800
60	Skytop Brewster N46	14,000	Mechanical	850
72	Skytop Brewster N42	10,000	Mechanical	750
76	National N55	12,000	Mechanical	700
78	Seaco 1200	12,000	Mechanical	1,200

    The Company received $31,735 from CICSA in exchange for the 60% membership interest in Bronco MX, which included reimbursement for 60% of value added taxes previously paid by, or on behalf of, Bronco MX as a result of the importation of six drilling rigs that were contributed by the Company to Bronco MX to Mexico.  Upon completion of the transaction, the Company treated Bronco MX as a deconsolidated subsidiary in order to compute a loss in accordance with ASC Topic 810, Consolidation, due to the Company not retaining a controlling financial interest in Bronco MX subsequent to the sale.  The Company recorded a net loss of $23,964 for the nine months ended September 30, 2009 relating to the transactions.  The loss was computed based on the proceeds received from CICSA of $31,735 and the value of the Company’s 40% retained interest in Bronco MX of $21,495 less the book value of the net assets of Bronco MX, including rigs contributed to Bronco MX, of $77,194.  The Company recorded a positive adjustment to the loss during the fourth quarter of $259 due to post closing adjustments.  Fair value of the Company’s 40% investment in Bronco MX was estimated using a combination of income, or discounted cash flows approach, the market approach, which utilizes pricing of third-party transactions of comparable businesses or assets and the cost approach which considers replacement cost as the primary indicator of value. The analysis resulted in a fair value of $21,495 related to the Company’s 40% retained interest in Bronco MX.  At December 31, 2009, the book value of the Company’s ordinary share investment in Bronco MX was $21,407.  The Company recorded equity in loss of investment of $588 for the period September 18 through December 31, 2009 related to its equity investment in Bronco MX.  The Company’s investment in Bronco MX was increased by $538 as a result of a currency translation gain for the period September 18 through December 31, 2009.  The Company is in the process of gathering additional information in order to finalize the accounting related to these transactions, including the allocation of the difference, if any, between the amount of the Company’s investment and the amount of the underlying equity in the net assets of Bronco MX.

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

    According to a Schedule 13D/A filed with the SEC on March 8, 2010 by Carlos Slim Helú, certain members of his family and affiliated entities, collectively these individuals and entities owned approximately 19.99% of our common stock. CICSA is also a Slim affiliate.

    Summarized financial information of Bronco MX is presented below:

December 31,
2009
Condensed statement of operations:
Revenues	$7,171
Gross margin	$(2,582)
Net Income (loss)	$(1,472)

Condensed balance sheet:
Current assets	$8,931
Noncurrent assets	57,746
Total assets	$66,677

Current liabilities	$13,162
Noncurrent liabilities	-
Equity	53,515
Total liabilities and equity	$66,677

3. Accrued liabilities

    Accrued liabilities consisted of the following at December 31, 2009 and 2008:

	2009	2008
Salaries, wages, payroll taxes and benefits	$623	$3,122
Workers' compensation liability	2,458	4,288
Sales, use and other taxes	2,211	1,566
Health insurance	784	1,773
Deferred revenue	1,251	4,048
General liability insurance	500	-
Accrued interest	125	1,452
	$7,952	$16,249

4. Long-term Debt and Warrant

    Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008

Notes payable to De Lage Landen Financial Services, collateralized by cranes, payable in ninety-six monthly principal and interest installments of $61
Interest on the notes ranges from 6.74% - 7.07%, repaid in March, 2009. (1)	$-	$3,234

Revolving credit facility with Fortis Capital Corp., collateralized by the Company's assets, and matures on September 29, 2013. Loans under the revolving credit facility
bore interest at variable rates as defined in the credit agreement, repaid September, 2009. (2)	-	111,100

Revolving credit facility with Banco Inbursa S.A., collateralized by the Company's assets, and matures on September 17, 2014. Loans under the revolving credit facility
bear interest at variable rates as defined in the credit agreement. (3)	50,545	-

Note payable to Ameritas Life Insurance Corp., collateralized by a building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (4)	1,358	1,442

Notes payable to General Motors Acceptance Corporation, collateralized by trucks, payable in monthly principal and interest installments of $65, repaid in March, 2009. (5)	-	1,623

Note payable to John Deere Construction & Forestry Company, collaterized by forklifts, payable in thirty-six monthly installments of $11, repaid in March, 2009 (6)	-	124

Note payable to Ford Motor Credit, collateralized by a truck, payable in principal and interest
installments of $1. Interest on the note is 2.9%, repaid in March, 2009. (7)	-	24

	51,903	117,547
Less current installments	89	1,464
	$51,814	$116,083

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

The revolving credit facility also provided for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility.  Commitment fees expense for the years ended December 31, 2009 and 2008 were $447 and $405, respectively.

The revolving credit facility was repaid in full on September 18, 2009.  The Company incurred a loss from early extinguishment of debt of approximately $2,859.

(3)
On September 18, 2009, the Company entered into a new senior secured revolving credit facility with Banco Inbursa, as lender and as the issuing bank.  The Company utilized (i) borrowings under the credit facility, (ii) proceeds from the sale of the membership interest of Bronco MX and (iii) cash-on-hand to repay all amounts outstanding under the Company's prior revolving credit agreement with Fortis Bank SA/NV, New York Branch which has been replaced by this credit facility.

The credit facility provides for revolving advances of up to $75,000 and matures on September 17, 2014.  The borrowing base under the credit facility has been initially set at $75,000, subject to borrowing base limitations.  Our availability under the credit facility is reduced by outstanding letters of credit which were approximately $11.5 million at December 31, 2009. Outstanding borrowings under the credit facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances.  The effective interest rate was 6.50% at December 31, 2009. The Company incurred $2,232 in debt issue costs related to this credit facility.

The Company will pay a quarterly commitment fee of 0.5% per annum on the unused portion of the credit facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the credit facility was paid by the Company at closing. The Company’s domestic subsidiaries have guaranteed the loans and other obligations under the credit facility. The obligations under the credit facility and the related guarantees are secured by a first priority security interest in substantially all of the assets of the Company and its domestic subsidiaries, including the equity interests of the Company’s direct and indirect subsidiaries. Commitment fees expense for the year ended December 31, 2009 was $15.

The credit facility contains customary representations and warranties and various affirmative and negative covenants, including, but not limited to, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions, and a financial covenant requiring that the Company maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization as defined in the credit agreement for any four consecutive fiscal quarters of not more than 3.5 to 1.0.  On February 9, 2010, the Company received a waiver from Banco Inbursa for the ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization through the second quarter of 2010.  A violation of these covenants or any other covenant in the credit facility could result in a default under the credit facility which would permit the lender to restrict the Company’s ability to access the credit facility and require the immediate repayment of any outstanding advances under the credit facility.

In conjunction with its entry into the credit facility, the Company entered into a Warrant Agreement with Banco Inbursa and, pursuant thereto, issued a three-year warrant (the “Warrant”) to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of Common Stock from the date of issuance of the Warrant (the “Issue Date”) through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. The Warrant may be exercised by the payment of the exercise price in cash or through a cashless exercise whereby the Company withholds shares issuable under the Warrant having a value equal to the aggregate exercise price.

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

In accordance with accounting standards, the proceeds from the revolving credit facility were allocated to the credit facility and Warrant based on their respective fair values.  Based on this allocation, $50,321 and $4,679 of the net proceeds were allocated to the credit facility and Warrant, respectively.  The Warrant has been classified as a liability on the consolidated balance sheet due to the Company’s obligation to pay the seller of the Warrant a make-whole payment, in cash, under certain circumstances.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.41% to 1.57%.

The resulting discount to the revolving credit facility will be amortized to interest expense over the term of the revolving credit facility such that, in the absence of any conversions, the carrying value of the revolving credit facility at maturity would be equal to $55,000.  Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of Eurodollar rate plus 6.25%.  Imputed interest expense recognized for the year ended December 31, 2009 was $224.

In accordance with accounting standards, the Company revalued the Warrant as of December 31, 2009 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.40% to 1.45%.  The fair value of the warrant was $2,829 at December 31, 2009.  The Company recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $1,850 for the year ended December 31, 2009.

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

Banco Inbursa subsequently transferred the Warrant to CICSA.  Pursuant to the terms of the Warrant, we cancelled the Warrant issued to Banco Inbursa and issued a warrant containing the same terms and provisions to CICSA evidencing such transfer.

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

    Long-term debt maturing each year subsequent to December 31, 2009 is as follows:

2010	$89
2011	94
2012	100
2013	107
2014	50,658
2015 and thereafter	855
$51,903

5. Income Taxes

    The Company adopted ASC Topic 740 on January 1, 2007.  ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2009, the Company had no unrecognized tax benefits.  The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense.  As of December 31, 2009, the tax years ended December 31, 2005 through December 31, 2008 are open for examination by U.S. taxing authorities.

    Income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2009	2008	2007

Current:
State	$28	$(165)	$541
Federal	(1,420)	(874)	4,915
Deferred:
State	(2,229)	(415)	1,878
Federal	(29,488)	(3,707)	15,770
Income tax expense (benefit)	$(33,109)	$(5,161)	$23,104

    Deferred income tax assets and liabilities are as follows:

	Years Ended December 31,
	2009	2008
Deferred tax assets:

Stock option expense	$2,607	$3,170
Alternative minimum tax credit carryforward	2,225	2,225
Net operating loss carryforwards	37,905	3,441
Accounts receivable allowance	1,383	1,481
Tax credits	-	875
Employee benefits and insurance accruals	303	488
Other	1,093	484
Total deferred tax assets	45,516	12,164

Deferred tax liabilities:

Property and equipment, principally due
to differences in depreciation and impairments	76,964	75,330
Other	64	64
Total deferred tax liabilities	77,028	75,394
Net deferred tax liabilities	$31,512	$63,230

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

    The provision for income taxes on continuing operations differs from the amounts computed by applying the federal income tax rate of 35% to net income. The differences are summarized as follows:

	Years Ended December 31,
	2009	2008	2007

Expected tax expense (benefit)	$(31,741)	$(4,692)	$21,244
State income taxes (benefit)	(2,201)	(345)	2,246
Nondeductible officer compensation	121	330	98
Nondeductible meals and entertainment	19	68	45
Stock compensation FAS123R adjustment	783	-	-
Domestic production activities	-	-	(83)
Goodwill impairment	-	1,125	-
Foreign tax credit	(660)	(832)	-
Prior year estimate adjustment	356	(295)	-
Other	214	(520)	(446)
	$(33,109)	$(5,161)	$23,104

6. Workers’ Compensation and Health Insurance

    The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $11,560 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. Accrued expenses at December 31, 2009 and 2008 included approximately $2,458 and $4,288, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

    On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $125 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at December 31, 2009 and 2008 included approximately $784 and $1,773, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

7. Transactions with Affiliates

    The Company has 6 operating leases with affiliated entities.  Related rent expense was approximately $520 and $572 for the years ended December 31, 2009 and 2008.

    The Company provided contract drilling services totaling $0, $4,571, and $2,617 to affiliated entities for the years ended December 31, 2009, 2008, and 2007.   The Company provided workover services to affiliated entities totaling $0 and $765 for the years ended December 31, 2009 and 2008, respectively.  The Company had receivables from affiliates of $9,620 and $3,387 at December 31, 2009 and 2008, respectively.  Additional information about our transactions with affiliates is included in Note 2, Equity Method Investments.

8. Commitments and Contingencies

    The Company leases fifteen service locations under noncancelable operating leases that have various expirations from 2010 to 2015. Related rent expense was $1,194, $1,064, and $790 for the years ended December 31, 2009, 2008, and 2007, respectively.

    Aggregate future minimum lease payments under the noncancelable operating leases for years subsequent to December 31, 2009 are as follows:

2010	$913
2011	757
2012	535
2013	389
2014	226
2015 and thereafter	75
$2,895

    Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

9. Business Segments and Concentrations

    The Company’s reportable business segments are contract land drilling and well servicing.  The contract land drilling segment utilizes a fleet of land drilling rigs to provide contract drilling services to oil and natural gas exploration and production companies.  During 2009 our rigs operated in Oklahoma, Texas, Colorado, Montana, Utah, North Dakota, Louisiana, Wyoming, Pennsylvania, West Virginia and Mexico.  The well servicing segment encompasses a full range of services performed with mobile well servicing rigs, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. During 2009 our workover rigs operated in Oklahoma, Texas, Kansas, Colorado, Louisiana, Arkansas, Wyoming, and New Mexico.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services.

    The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Contract land drilling	Well servicing	Total
Year ended December 31, 2009
Operating revenues	$106,738	$3,799	$110,537
Direct operating costs	(75,996)	(4,267)	(80,263)
Segment profits	$30,742	$(468)	$30,274
Depreciation and amortization	$39,054	$6,620	$45,674
Capital expenditures	$16,532	$1,027	$17,559
Identifiable assets	$395,891	$49,692	$445,583

Year ended December 31, 2008
Operating revenues	$247,829	$33,284	$281,113
Direct operating costs	(148,866)	(24,478)	(173,344)
Impairments of goodwill	$(21,115)	$(3,213)	$(24,328)
Segment profits	$77,848	$5,593	$83,441
Depreciation and amortization	$44,419	$5,969	$50,388
Capital expenditures	$79,136	$8,138	$87,274
Identifiable assets	$551,575	$60,779	$612,354

    The following table reconciles the segment profits above to the operating income as reported in the consolidated statements of operations:

	Year Ended
	December 31, 2009	December 31, 2008
Segment profits	$30,274	$83,441
General and administrative expenses	(19,777)	(33,771)
Depreciation and amortization	(45,674)	(50,388)
Gain on Challenger transactions	-	3,138
Loss on Mexico transactions	(23,705)	-
Operating income (loss)	$(58,882)	$2,420

    For the year ended December 31, 2009, revenue from one customer was approximately 12% of total revenue, for 2008 revenue from one customer was approximately 11% of total revenue, and for 2007 revenue from one customer was approximately 11% of total revenue.  At December 31, 2009, seven customers accounted for approximately 16%, 10%, 10%, 6%, 6%, 5%, and 5% of accounts receivable.  At December 31, 2008, six customers accounted for approximately 8%, 7%, 5%, 5%, 5%, and 5% of accounts receivable.

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of demand deposits, temporary cash investments and trade receivables.

    The Company believes it has placed its deposits and temporary cash investments with high credit-quality financial institutions.  At December 31, 2009 and 2008, the Company’s demand deposits and temporary cash investments consisted of the following (in thousands):

	2009	2008
Deposits in FDIC-insured institutions under insurance limits	$1,084	$905
Deposits in FDIC-insured institutions over insurance limits	9,576	30,082
Deposits in foreign banks	47	281
	10,707	31,268
Less outstanding checks and other reconciling items	(1,210)	(4,592)
Cash and cash equivalents	$9,497	$26,676

10. Net Income (Loss) Per Common Share

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by ASC Topic 260:

	Year Ended
	December 31,
	2009	2008	2007
Basic:
Net income (loss)	$(57,579)	$(8,243)	$37,592

Weighted average shares (thousands)	26,651	26,293	25,996

Income (loss) per share	$(2.16)	$(0.31)	$1.45

Diluted:
Net income (loss)	$(57,579)	$(8,243)	$37,592

Weighted average shares:
Outstanding (thousands)	26,651	26,293	25,996
Restricted Stock and Options (thousands)	-	-	105
	26,651	26,293	26,101

Income (loss) per share	$(2.16)	$(0.31)	$1.44

    The weighted average number of diluted shares excludes 89,108, 82,962 and 23,132 shares for the years ended December 31, 2009, 2008 and 2007, respectively, subject to restricted stock awards due to their antidilutive effects.

11. Fair Value Measurements

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

Fair Value on Recurring Basis

    The Company issued a Warrant in conjunction with its revolving credit facility with Banco Inbursa.  In accordance with accounting standards, the Company revalued the Warrant as of December 31, 2009 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using level 3 inputs.  The Company used a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.36% to 1.38%.  The fair value of the Warrant was $2,829 at December 31, 2009.  The Company recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $1,850 for the year ended December 31, 2009.

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

12. Restricted Stock

    The Company’s board of directors and a majority of our stockholders approved our 2006 Stock Incentive Plan, which the Company refers to as the 2006 Plan, effective April 20, 2006.  The purpose of the 2006 Plan is to provide a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of our common stock through the granting of one or more of the following awards: (1) incentive stock options, (2) nonstatutory stock options, (3) restricted awards, (4) performance awards and (5) stock appreciation rights.

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

    Under all restricted stock awards to date, nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards consist of our common stock that vest over a two year period.  Total shares available for future stock option grants and restricted stock grants to employees and directors under existing plans were 1,290,871.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the years ended December 31, 2009, 2008 and 2007 related to shares of restricted stock was $3,301, $5,825 and $2,699, respectively.  On April 20, 2007, the Company filed a tender Offer Statement on Schedule TO relating to the Company's offer to eligible directors, officers, employees and consultants to exchange certain outstanding options to purchase shares of the Company's common stock for restricted stock awards consisting of the right to receive restricted stock. The offer expired on May 21, 2007. Pursuant to the offer, the Company accepted for cancellation eligible options to purchase 729,000 shares of the Company's common stock tendered by directors, officers, employees and consultants eligible to participate in the offer. Compensation expense for the year ended December 31, 2007 related to stock options was $1,029. Restricted stock activity for the years ended December 31, 2009, 2008 and 2007 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	66,667	$20.25
Granted	125,000	15.47
Converted	384,500	16.58
Vested	(22,222)	20.25
Forfeited/expired	(500)	16.69

Outstanding at December 31, 2007	553,445	$16.64
Granted	232,874	13.98
Vested	(321,889)	16.36
Forfeited/expired	(750)	16.69

Outstanding at December 31, 2008	463,680	$15.22
Granted	415,955	5.28
Vested	(375,037)	13.86

Outstanding at December 31, 2009	504,598	$7.67

    There was $1,210 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.07 years as of December 31, 2009.

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

14. Employee Benefit Plans

    The Company implemented a 401(k) retirement plan for its eligible employees during 2008. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation.  Employee and employer contributions vest immediately.  The Company’s contributions for the years ended December 31, 2009, 2008 and 2007 were $628, $1,093 and $1,030, respectively.

15. Quarterly Results of Operations (unaudited)

    The following table summarizes quarterly financial data for our years ended December 31, 2009 and 2008;

Bronco Drilling Company Inc.
Quarterly Results
Year Ended December 31, 2009
(Amounts in thousands except per share amounts)
(Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (1)	Quarter
2009
Revenues	$50,605	$27,518	$16,233	$16,181
Income (loss) from operations	732	(8,865)	(39,248)	(11,501)
Income tax expense (benefit)	(11)	(4,108)	(25,115)	(3,875)
Net income (loss)	(1,709)	(7,158)	(42,654)	(6,058)
Income (loss) per share:
Basic	(0.06)	(0.27)	(1.60)	(0.23)
Diluted	(0.06)	(0.27)	(1.60)	(0.23)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (2)	Quarter (3)
2008
Revenues	$67,003	$68,307	$72,920	$76,021
Income (loss) from operations	11,206	7,642	(609)	(15,819)
Income tax expense (benefit)	4,552	2,655	(60)	(12,308)
Net income (loss)	8,148	4,339	(917)	(19,813)
Income (loss) per share:
Basic	0.31	0.17	(0.03)	(0.75)
Diluted	0.31	0.16	(0.03)	(0.75)

	(1) Includes $21, 247 of impairment to our Challenger Investment and $23,964 loss on Bronco MX transaction

	(2) Includes $6,000 of failed merger costs.

	(3) Includes $24,328 and $14,442 of impairments of goodwill and Challenger investment.

16. Valuation and Qualifying Accounts

    The Company’s valuation and qualifying accounts for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Valuation and Qualifying Accounts
	Balance	Charged
	at	to Costs	Deductions	Balance
	Beginning	and	from	at
	of Year	Expenses	Accounts	Year End

Year ended December 31, 2007
Allowance for doubtful receivables	$400	$4,370	$(2,936)	$1,834

Year ended December 31, 2008
Allowance for doubtful receivables	$1,834	$3,745	$(1,749)	$3,830

Year ended December 31, 2009
Allowance for doubtful receivables	$3,830	$2,134	$(2,388)	$3,576

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bronco Drilling Company, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRONCO DRILLING COMPANY, INC.

Date: March 12, 2010	By:	/S/ D. FRANK HARRISON
D. Frank Harrison Chief Executive Officer

Power of Attorney

    Each of the persons whose signature appears below hereby constitutes and appoints D. Frank Harrison, Matthew S. Porter and Mark Dubberstein, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person’s name, place and stead, in any and all capacities, to sign the Form 10-K filed herewith and any and all amendments to said Form 10-K, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bronco Drilling Company, Inc. and in the capacities and on the dates indicated.

Name	Title	Date

/S/ D. FRANK HARRISON D. Frank Harrison	Chief Executive, President and Director (Principal Executive Officer)	March 12, 2010

/S/ Matthew S. Porter Matthew S. Porter	Chief Financial Officer (Principal Accounting and Financial Officer)	March 12, 2010

/S/ David House David House	Director	March 12, 2010

/S/ DAVID L. HOUSTON David L. Houston	Director	March 12, 2010

/S/ GARY HILL Gary Hill	Director	March 12, 2010

/S/ WILLIAM R. SNIPES William R. Snipes	Director	March 12, 2010