Form 10-K/A
Bronco Drilling Company, Inc.
filed 2010-04-30
CIK 1328650

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter based on the closing price on the Nasdaq Stock Market on June 30, 2009 was approximately $113,107,569.

As of April 29, 2010, 28,434,449 shares of common stock were outstanding.

Documents Incorporated By Reference

None.

BRONCO DRILLING COMPANY, INC.

INDEX

Item No.		Form 10-K/A Report Page

EXPLANATORY NOTE		1

Part III

10	Directors, Executive Officers and Corporate Governance	2
11	Executive Compensation	3
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholer Matters	9
13	Certain Relationships and Related Transactions, and Director Independence	10
14	Principal Accounting Fees and Services	11

Part IV

15	Exhibits and Financial Statement Schedules	11

EXPLANATORY NOTE

    We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 15, 2010 (the “Original Filing”).  We are filing this amendment to include the information required by Part III of Form 10-K and to present separate audited financial statements of Challenger Limited, a non-consolidated subsidiary, required pursuant to Regulation S-X, Rule 3-09 “Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons.”  The audited financial statements of Challenger Limited were not available for inclusion with the Original Filing but are required to be filed as an amendment within six months after the end of our fiscal year.  Except as set forth herein, this Amendment No. 1 does not amend any information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the name, age and position of each of our directors elected by our stockholders.  There are no family relationships between any director and any other director or executive officer.

Name	Age	Position
D. Frank Harrison	62	Chairman and Chief Executive Officer
Dr. Gary C. Hill (2)(3)	61	Director
David W. House (1)(2)	58	Director
David L. Houston (1)(3)	57	Director
William R. Snipes (1)(2)(3)	57	Director

(1)	Member of audit committee
(2)	Member of compensation committee
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

    David W. House has served as a director of our company since September 2008. Since March 2009, Mr. House has served as President of Jireh Resources, L.L.C., an Oklahoma based oil and gas exploration and production company. Mr. House served as the President of Primary Natural Resources, Inc. from 2004 to 2008, and as the Chief Financial Officer of Primary Natural Resources, Inc. from 2000 until being appointed its President. From 1996 to 2000, Mr. House served as Senior Vice President of El Paso Corporation’s Mid-Continent Gas Group. From 1979 to 1996, Mr. House served in various positions with Samson Resources Company, including Vice President of Administration and President of Premier Gas Company, a wholly owned subsidiary of Samson Resources Company. Mr. House previously served as an auditor with Arthur Young & Co., received a Bachelor of Science degree in Accounting from Harding University and is a licensed Certified Public Accountant.

    David L. Houston has served as a director of our company since May 2005. Since 1991, Mr. Houston has been the principal financial advisor of Houston Financial, a firm that offers life and disability insurance, compensation and benefits plans and estate planning. He currently serves on the board of directors of Gulfport Energy Corporation. He served on the board of directors and executive committee of Deaconess Hospital, located in Oklahoma City, from 1994 to 2008. Mr. Houston is the former chair of the Oklahoma State Ethics Commission and the Oklahoma League of Savings Institutions. Prior to 1991, Mr. Houston was President and Chief Executive Officer of Equity Bank for Savings, F.A., an Oklahoma-based savings bank. He received a Bachelor of Science degree in Business from Oklahoma State University and a graduate degree in Banking from Louisiana State University.

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

Name	Age	Position
Mark Dubberstein	56	President
Zachary M. Graves	34	Executive Vice President of Operations
Matthew S. Porter	33	Chief Financial Officer, Treasurer and Secretary
Steven R. Starke	32	Chief Accounting Officer

    Mark Dubberstein has served as our President since June 2007. He served as our General Counsel from January 2006 to June 2007. Prior to joining our company, Mr. Dubberstein was in private legal practice for twenty-five years. His previous experience includes serving as Mid-Continent Counsel at Sohio Petroleum Company in Dallas. He received a Juris Doctorate from the University of Oklahoma College of Law and a Bachelor of Arts degree in English from Oklahoma State University.

    Zachary M. Graves has served as our Executive Vice President of Operations since January 2010. He served previously as our Chief Financial Officer, Secretary and Treasurer since April 2005, and as our Controller and the Controller of Gulfport Energy Corporation from April 2003 to March 2005. Prior to joining our company, Mr. Graves served as an accountant with KPMG LLP from 2000 to 2003. He received a Bachelor of Business Administration degree in Accounting from the University of Oklahoma and is a licensed Certified Public Accountant.

    Matthew S. Porter has served as our Chief Financial Officer, Treasurer and Secretary since January 2010.   Mr. Porter served previously as the Company’s Vice President of Corporate Finance since June 2007.  He joined the Company in June 2006 as manager of the corporate development group. From June 2001 to May 2006, Mr. Porter worked as Vice President and senior portfolio manager responsible for the investment of a $250 million portfolio of private and public equity securities. Mr. Porter began his career as a credit analyst in the commercial lending department of a $20 billion commercial bank.  He received a Bachelor of Business Administration degree from the University of Oklahoma and later a Masters of Business Administration, emphasis in finance, from the Price College of Business at the University of Oklahoma. He is also a CFA Charterholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC.  Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms so filed.  Based solely on our review of such forms received, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% stockholders were timely met.

Code of Business Conduct and Ethics

    Our Code of Business Conduct and Ethics is designed to help directors and employees resolve ethical issues and to help us conduct our business in accordance with all applicable laws, rules and regulations and with the highest ethical standards. Our Code of Business Conduct and Ethics applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and all other executive officers. We also expect any consultants we retain to abide by our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics sets forth our policies with respect to public disclosure of Company conflicts of interest, corporate opportunities, fair dealing, confidentiality, equal employment opportunity and harassment, protection and proper use of our assets and employee complaint procedures. Our Code of Business Conduct and Ethics is posted on our website at www.broncodrill.com under the “Corporate Governance” caption and will be provided to any person without charge upon written request to Bronco Drilling Company, Inc., 16217 N. May Avenue, Edmond, Oklahoma 73013, Attention: Secretary. Any amendments to, or a waiver from, a provision of our Code of Business Conduct and Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) and is required to be disclosed by the relevant rules and regulations of the SEC will be posted on our website.

Stockholder Nominations for Director Nominees

    No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors since we described the procedures in our Proxy Statement for our Annual Meeting of Stockholders held on November 13, 2009.  Our nominating and corporate governance committee will propose the slate of directors to be put up for election at our annual meeting of stockholders.

Audit Committee

    We currently maintain an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The audit committee of our board of directors is composed of Messrs. House (chair), Houston and Snipes. Our board of directors has determined that each current member of the audit committee is independent for purposes of serving on such committee under NASDAQ listing standards and applicable federal law. Our board of directors has also determined that each current member of the audit committee is financially literate under NASDAQ listing standards and that Messrs. House, Houston and Snipes each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K.  We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as well as NASDAQ listing standards and SEC rules and regulations.

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

    The Committee is composed entirely of independent directors and has the responsibility for establishing, implementing and monitoring our compensation programs.  The Committee annually reviews and recommends to our board of directors the compensation and benefits for our executive officers and administers our equity incentive plans.  The Committee ensures that the total compensation paid to our officers is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to our executive officers are similar to those provided to our other officers and employees.  We do not have compensation plans that are solely for executive officers.  Prior to the formation of the Committee, all compensation programs, including those for our named executive officers, were administered by our board of directors and all functions of the Committee described below were performed by our board of directors.

Compensation Philosophy and Objectives

    The objectives of our compensation programs are to attract and retain key executives, align the interests of our executives with those of our stockholders, and motivate and reward individual performance and contributions.  The key elements of our compensation program are salary, annual bonus and long-term incentive compensation. We use these elements to meet our compensation objectives as follows:

•
Attract and retain key executives. We believe that to attract and retain talented executives, we must offer compensation that is competitive. We also believe that our executive officers are critical to the long-term success of our company. To facilitate their retention, we entered into employment agreements with Messrs. Harrison, Dubberstein and Graves during 2006, and Messrs. Porter and Starke and during 2007, on terms that we believe are competitive. In setting the salary and bonus for each of these individuals pursuant to such employment agreements, our board of directors believed that the combined value of base salary and bonus was competitive with that paid to similarly situated executives.

•
Align the interests of our executives with those of our stockholders. In 2009, the Company used restricted stock awards to provide long-term incentive compensation and to align the financial interests of our executives with those of our stockholders. For a discussion of the Company’s long-term incentive policy and equity awards, see “Long Term Incentive Compensation” below.

•
Motivate and reward individual performance and contributions. The Company’s evaluation of the individual performance of each executive officer affects most aspects of the executive’s compensation. Individual performance and level of responsibility are considered in determining an executive’s annual salary, and are important factors in deciding discretionary bonuses and equity awards.

Compensation Benchmarking

    To ensure our compensation is competitive, the Committee considers the competitive market for talent and compensation levels provided by comparable companies and seeks to minimize significant differences that could negatively impact our ability to attract and retain exceptional executive officers. During the fourth quarter of 2009, the Committee, with the assistance of an external compensation consultant, Equilar, Inc., reviewed the compensation practices at peer companies with which we compete for business and/or talent.  Equilar, Inc., an executive compensation research firm, was retained to provide a competitive market pay analysis, which included total compensation measurement services, proxy data studies, board of directors pay studies and market trends. The Committee chose the companies listed below to serve as the peer group for its review because those companies, in the Committee’s opinion, consisted of direct competitors, similar sized companies within the energy industry, and Oklahoma-based energy companies with which we compete for talent.

•	Atwood Oceanics, Inc.

•	Basic Energy Services Inc.

•	Chesapeake Energy Corporation

•	Complete Production Services Inc.

•	Devon Energy Corporation

•	Helmerich & Payne Inc.

•	Key Energy Services Inc.

•	Patterson UTI Energy

•	Pioneer Drilling Company

•	Sandridge Energy Corporation

•	Union Drilling Inc.

After completing its review, the Committee determined that 2009 compensation for our executive officers was appropriate and competitive with similarly situated companies, and, therefore, decided to make no changes to our compensation structure or policies.  The Committee plans to retain Equilar, Inc. or another compensation consultant during 2010 to provide further analysis of our compensation structure and philosophy.

Role of Executive Officers

    In 2009, the Committee made all compensation decisions for our Chairman and Chief Executive Officer and, after receiving input from the Chairman and Chief Executive Officer, all other named executive officers of the Company. The Committee reviewed the performance of our Chairman and Chief Executive Officer, and following such review, determined to maintain the cash compensation of our Chief Executive Officer pursuant to his employment agreement, which is described in more detail below. The Committee, together with our Chairman and Chief Executive Officer, reviewed the performance of our other named executive officers, and our Chairman and Chief Executive Officer made compensation recommendations to the Committee with respect to our other named executive officers. No other executive officers were present at the time of such discussions. The Committee considered such recommendations when making its final compensation decision for all named executive officers other than our Chairman and Chief Executive Officer.

Base Salary

    Prior to the establishment of the Committee, our board of directors annually reviewed the base salaries of our named executive officers.  Since its establishment, the Committee has reviewed the base salaries of our named executive officers and, with respect to future salary determinations, will be reviewed by the Committee on an annual basis. The Committee considered various factors, including with regard to the position of the named executive officer, the compensation of executive officers of companies within the peer group described above, the performance of such executive officer, increases in responsibilities and recommendations of our Chairman and Chief Executive Officer with respect to base salaries of other named executive officers.

    Each of our named executive officer’s annual base salary is discussed in more detail below. The annual base salary may be increased, but not decreased, at the discretion of the board of directors or the Committee. Based on the considerations described above, in August 2006, our board of directors established the annual base salary for Mr. Harrison at $450,000.  The Committee decided to maintain such annual base salary for Mr. Harrison in 2007, 2008 and 2009.  In April 2010, the Committee decided to increase Mr. Harrison’s base salary by the amount of his non-discretionary annual cash bonus set forth in his employment agreement with the Company, and eliminated the non-discretionary bonus required to be paid under such employment agreement.  As a result, Mr. Harrison’s base salary was increased to $750,000 in April 2010.  Based on the considerations described above, Mr. Dubberstein’s annual base salary was increased to $325,000 in April 2007, and Mr. Graves’ annual base salary was increased to $325,000 in July 2007.  The Committee decided to maintain such annual base salaries for 2008 and 2009.  In September 2008, Mr. Starke’s annual base salary was increased to $150,000.  In January 2010, Mr. Porter’s annual base salary was increased to $250,000.  See “Summary Compensation Table” below.  The terms of each executive officer’s employment agreement are discussed in more detail under the heading “Employment Agreements” below.

Bonus

    Under the terms of his prior employment agreement with the Company, our Chief Executive Officer was eligible to receive an annual bonus in an amount not less than 66.7% of his annual base salary. The compensation provided in that employment agreement was established by our board of directors based upon an assessment of the compensation practices and competitive market conditions existing at such time.  See “Employment Agreements” below.  In 2009, we paid our Chief Executive Officer the compensation required under his employment agreement, including the minimum bonus required under that agreement, which was $300,000.  The Committee did not make any determination whether or not to pay such bonus, as it was required under the employment agreement.  The Committee did determine not to pay a bonus that was higher than the minimum amount required because it believed that such amount was sufficient, when aggregated with his base salary, to cause the cash component of his compensation to be comparable to similarly situated executives of our competitors.  The Committee did not consider any other factors in making such determination.

    In 2009, our other named executive officers were eligible to receive an annual bonus if recommended by our Chairman and Chief Executive Officer and approved by the Committee in its discretion. Our President, Chief Financial Officer, Executive Vice President of Operations, and Chief Accounting Officer did not receive cash bonuses in 2009.  The decision to not pay such cash bonuses was based on various factors, including our profitability and overall financial performance in 2009.  Further details regarding the 2009 bonus for our Chairman and Chief Executive Officer is set forth under the heading “Summary Compensation Table” below.

Long-Term Incentive Compensation

    2009 Awards.  In January 2009, the Committee granted restricted stock awards of 112,395 shares to Mr. Harrison, 71,429 shares to Mr. Dubberstein, 81,148 shares to Mr. Graves, 22,573 shares to Mr. Starke, and 10,000 shares to Mr. Porter, under our 2006 Stock Incentive Plan described in more detail below.  Half of these shares of restricted stock vested on February 25, 2010, and the remaining half vest on February 25, 2011, subject to earlier vesting or forfeiture in certain circumstances.  The Committee also granted restricted stock awards of 11,240 shares to each of Messrs. Hill, House, Houston and Snipes. These shares of restricted stock vested immediately prior to our 2009 annual meeting of stockholders, which was held on November 13, 2009.  The awards were made in the discretion of the Committee to help incentivize these directors and executive officers by maintaining a comparable value of unvested shares of restricted stock as they had prior to recent vestings.

    2010 Awards.  In April 2010, the Committee granted restricted stock awards of 334,000 shares to Mr. Harrison, 330,000 to Mr. Dubberstein, 330,000 to Mr. Graves, 27,000 shares to Mr. Starke, and 50,000 shares to Mr. Porter under our 2006 Stock Incentive Plan.  200,000 of the shares awarded to each of Messrs.  Harrison, Dubberstein and Graves were for their extraordinary efforts and success in consummating the Company’s joint venture transaction with Carso Infraestructura y Construccion, S.A.B. de C.V. and revolving credit facility with Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa.  Of these shares, 50,000 vested immediately upon the date of grant, and the remainder vest in three equal annual installments beginning on January 1, 2011, subject to earlier vesting or forfeiture in certain circumstances.  The remainder of the issued restricted stock award shares vest in three equal installments beginning on February 25, 2011, subject to earlier vesting or forfeiture in certain circumstances.  The Committee also granted restricted stock awards of 15,000 shares to each of the Company’s non-employee directors, Messrs. Hill, House, Houston and Snipes.  These shares of restricted stock vest upon the earlier to occur of February 25, 2011 or the day preceding our 2010 annual meeting of stockholders, and are subject to earlier vesting or forfeiture in certain circumstances.

    Long-Term Incentive Policy. Although in the past we awarded both options and restricted stock as part of our long-term incentive compensation program, our board of directors and the Committee believe that restricted stock awards are an essential component of our compensation strategy, and we intend to continue offering such awards in the future. Further, we anticipate that any equity awards granted to our directors and executive officers will be in the form of restricted stock. The Committee may also determine to issue other forms of stock-based awards to our named executive officers or other eligible participants under our 2006 Stock Incentive Plan or other equity incentive plans in effect at that time. Our current equity incentive plans are described under the headings “2006 Stock Incentive Plan” and “2005 Stock Incentive Plan” below.

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

Broad-Based Employee Benefits

    401(k) Plan. We have a defined contribution retirement plan in which certain of the named executive officers currently participate. The retirement plan is a tax qualified 401(k) plan that covers all U.S. employees including the named executive officers. Under the plan, we match 100% of employees’ contributions up to 5% of eligible compensation, up to a maximum in 2009 of $16,500, or $22,000 for employees eligible for additional catch up contribution limits. Employee and employer contributions vest immediately.

    Our named executive officers are eligible to participate in all of our other employee benefit plans which include medical, dental, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as all other employees.  Certain of our executive officers receive supplemental health insurance.

Employment Agreements

    We believe that employment agreements are critical to the attraction and retention of our key executive officers; therefore, the Company is a party to employment agreements with each of its executive officers. Employment agreements with D. Frank Harrison, our Chairman of the Board and Chief Executive Officer, and Mark Dubberstein, our President, were each entered into effective as of August 8, 2006, as amended on August 2, 2007.  On April 19, 2010, the Company entered into an amended and restated employment agreement with Mr. Harrison.  Pursuant to the amended and restated employment agreement, Mr. Harrison’s non-discretionary annual bonus was eliminated and his annual base salary was increased by the amount of his non-discretionary annual bonus required to be paid under his prior employment agreement.  The amended and restated employment agreement also allows Mr. Harrison to utilize the Company’s computer facilities and the services of one of the company’s secretarial/administrative employees to provide routine accounting, records maintenance and preparation for tax returns for him (and his family’s) personal business investments and activities; provided, that, such payment and use of services be subject to annual review by the board of directors (or the Committee). An employment agreement was entered into with Zachary M. Graves effective as of August 8, 2006, as amended on August 2, 2007, and again amended on January 6, 2010 to reflect his change in title from Chief Financial Officer, Treasurer and Secretary to Executive Vice President of Operations.  An employment agreement was entered into with Steven Starke, our Chief Accounting Officer, effective as of August 3, 2007. An employment agreement was entered into with Matthew S. Porter, effective as of July 15, 2007, and as amended and restated on January 6, 2010 to reflect his change in title from Vice President of Corporate Finance to Chief Financial Officer, Treasurer and Secretary.  As used in this section, all references to an individual’s employment agreement will describe the agreement as amended, if applicable. Each employment agreement has a three-year term, subject to automatic extensions for one additional year so that the remaining term will be not less than two nor more than three years. Annual base salaries are currently $750,000 per year for Mr. Harrison, $325,000 per year for Mr. Dubberstein, $325,000 per year for Mr. Graves, $150,000 per year for Mr. Starke, and $250,000 per year for Mr. Porter. Messrs. Harrison, Dubberstein, Graves, Starke and Porter are eligible to receive an annual discretionary bonus as established by the board of directors or the Committee.  If we terminate an employment agreement without cause, the executive officer is entitled to severance pay in an amount equal to: (1) the base salary earned and unpaid through the date of such termination plus the executive officer’s base salary for the remainder of the term of his agreement; provided, however, that such amount may not be less than twice the base salary in effect on the date of the termination, plus (2) the greater of any target bonus for the year of termination or the average of the two immediately preceding years’ annual discretionary incentive bonuses; plus (3) any vacation pay accrued through the date of the termination. In addition, for a period of the greater of 24 months after such termination or the remainder of the term of the executive officer’s agreement, the Company will continue to provide the executive officer (and his family, as applicable) with medical, dental, and life insurance and other similar benefits.

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

    For Messrs. Harrison, Dubberstein and Graves, the bonus paid upon qualifying termination in the event of a change of control will be calculated based on the average of the last three years’ discretionary annual bonuses or such lesser number of years as such executive may have been employed. For Messrs. Starke and Porter, the bonus payable upon qualifying termination in the event of a change of control will be the greater of any target bonus for the year of termination or the highest bonus paid to him during his employment with the Company.

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

    Further details regarding potential payments to these named executive officers upon termination or following a change of control event is set forth below under the heading “Potential Payments upon Termination or Change-in-Control.”

Other Change of Control Arrangements

    To promote retention of executives, restricted stock grants contain “change of control” provisions, which trigger full vesting upon a change of control. We believe that these acceleration provisions are generally consistent with our competitors’ change of control protections offered to their similarly situated officers. Potential payments to our Chairman and Chief Executive Officer and other named executive officers upon termination or following a change of control event are set forth under the heading “Potential Payments upon Termination or Change-in-Control.”

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

COMPENSATION COMMITTEE

William R. Snipes, Chairman
Dr. Gary C. Hill
David W. House

Compensation Tables

Summary Compensation Table

The following table sets forth certain information with respect to the total compensation earned by our named executive officers during the years ended December 31, 2009, 2008 and 2007.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	All Other Compensation(3)	Total
D. Frank Harrison	2009	$467,308	$300,000	$593,446	-	$29,872	$1,390,626
Chairman and Chief Executive Officer	2008	$450,000	$300,000	$671,000	-	$22,334	$1,443,334
	2007	$450,000	$300,000	-	-	$15,577	$765,577
Mark Dubberstein (4)	2009	$337,500	-	$377,145	-	$38,286	$752,931
President	2008	$325,000	$100,000	$447,329	-	$37,784	$910,113
	2007	$291,346	$100,000	$385,500	-	$25,007	$801,853
Zachary M. Graves (5)	2009	$337,500	-	$428,461	-	$23,036	$788,997
Executive Vice President of Operations	2008	$325,000	$100,000	$648,629	-	$14,373	$1,088,002
	2007	$272,115	$100,000	$385,500	-	$17,395	$775,010
Steven R. Starke (6)	2009	$155,769	-	$119,185	-	$7,788	$282,742
Chief Accounting Officer	2008	$134,615	$20,000	$134,764	-	$6,731	$296,110
	2007	$122,692	$20,000	$77,100	-	$8,488	$228,280
Matthew S. Porter (7)	2009	$234,231	-	$52,800	-	$8,327	$295,358
Chief Financial Officer, Treasurer and Secretary	2008	$197,308	-	$134,200	-	$7,789	$339,297
	2007	$117,500	$25,000	$77,100	-	$5,875	$225,475
Larry Bartlett (8)	2009	-	-	-	-	-	-
Former Senior Vice President of Rig Operations	2008	$167,019	-	$380,229	-	$601,585	$1,148,833
	2007	$225,000	$25,000	$385,500	-	$16,488	$651,988

(1)	Reflects cash award paid in 2009, 2008 and 2007, respectively.
(2)	Reflects the aggregate grant date fair value of equity awards granted in the respective years computed in accordance with ASC Topic 718.
(3)
Reflects (a) the amount of our matching contributions to our 401(k) plan for the benefit for the named executive officer: (1) $21,978 for 2009, $15,577 for 2008, and $15,577 for 2007 for Mr. Harrison, (2) $16,875 for 2009, $13,125 for 2008 and $13,942 for 2007 for Mr. Dubberstein, (3) $11,875 for 2009, $11,250 for 2008 and $11,106 for 2007 for Mr. Graves, (4) $20,500 for 2008, $11,250 for 2007 for Mr. Bartlett, (5) $7,788 for 2009, $6,731 for 2008 and $6,135 for 2007 for Mr. Starke and (6) $8,327 for 2009, $7,789 for 2008 and $5,875 for 2007 for Mr. Porter; (b) the amount of club membership dues: (1) $5,228 for 2009 and $1,292 for 2007 for Mr. Graves, (2) $1,576 for 2008 and $3,720 for 2007 for Mr. Bartlett, (3) $8,576 for 2009 and $12,246 for 2008 for Mr. Dubberstein and (4) $2,353 for 2007 for Mr. Starke; (c) the amount of personal use of company vehicles: (1) $3,332 for 2009, $958 for 2008 and $4,997 for 2007 for Mr. Graves, (2) $1,722 for 2009 for Mr. Dubberstein and (2) $3,704 for 2008 and $761 for 2007 for Mr. Bartlett; (d) medical expenses paid by the Company: (1) $7,894 for 2009 and $6,757 for 2008 for Mr. Harrison, (2) $11,113 for 2009, $12,413 for 2008 and $11,065 for 2007 for Mr. Dubberstein, (3) $2,601 for 2009 and $2,165 for 2008 for Mr. Graves, (4) $3,324 for 2008 and $757 for 2007 for Mr. Bartlett and (e) the amount of severance expense paid by the Company upon termination of employment of our former Senior Vice President of Rig Operations ($572,481 for Mr. Bartlett).

(4)	Mr. Dubberstein has served as our President since June 2007. Mr. Dubberstein previously served as our General Counsel from January 2006 to June 2007.
(5)
Mr. Graves has served as our Executive Vice President of Operations since January 2010.  Mr. Graves previously served as our Chief Financial Officer, Treasurer and Secretary from April 2005 to January 2010.

(6)	Mr. Starke has served as our Chief Accounting Officer since June 2007. Mr. Starke previously served as our Controller from May 2005 to June 2007.
(7)
Mr. Porter has served as our Chief Financial Officer, Treasurer and Secretary since January 2010.  Mr. Porter previously served as our Vice President of Corporate Finance from June 2007 to January 2010, and our manager of corporate development from June 2006 to May 2007.

(8)	Mr. Bartlett’s employment with Company was terminated on September 10, 2008.

Grants of Plan-Based Awards

    The following table contains information with respect to the named executive officers concerning grants of plan-based awards during 2009.

		All Other Stock Awards:	All Other Option Awards:
Name	Grant Date	Number of Shares of Stock or Units (1)	Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (2)
D. Frank Harrison	01/30/2009	112,395	-	-	$593,446
Mark Dubberstein	01/30/2009	71,429	-	-	$377,145
Zachary M. Graves	01/30/2009	81,148	-	-	$428,461
Steven R. Starke	01/30/2009	22,573	-	-	$119,185
Matthew S. Porter	01/30/2009	10,000	-	-	$52,800

(1)	Reflects shares of restricted stock awarded in January 2009 under our 2006 Stock Incentive Plan.
(2)	Reflects the grant date fair value of each equity award computed in accordance with ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

    The following table contains information with respect to the named executive officers concerning outstanding equity awards at December 31, 2009.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
D. Frank Harrison	-	-	-	-	137,395	$696,593
Mark Dubberstein	-	-	-	-	96,429	$488,895
Zachary M. Graves	-	-	-	-	113,648	$576,195
Steven R. Starke	-	-	-	-	29,261	$148,353
Matthew S. Porter	-	-	-	-	16,667	$84,502

(1)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Select Market on December 31, 2009, or $5.07.

Option Exercises and Stock Vested

    The following table contains information with respect to the named executive officers concerning option exercises and stock vested in fiscal 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
D. Frank Harrison	-	-	97,222	$555,277
Mark Dubberstein	-	-	50,000	$296,333
Zachary M. Graves	-	-	72,500	$429,683
Steven R. Starke	-	-	15,063	$89,273
Matthew S. Porter	-	-	6,667	$35,069

(1)	Calculated by multiplying the number of shares of restricted stock by the closing price of our common stock on The NASDAQ Global Select Market on the date of vesting.

Nonqualified Deferred Compensation

    We do not currently have in place any nonqualified deferred compensation arrangements.

Pension Benefits

    We do not currently offer any pension benefits.

Potential Payments upon Termination or Change-in-Control

    The following table sets forth the potential payments due to our named executive officers assuming the executive’s employment was terminated by us without cause or by the executive for good reason or in the event of a change-in-control at December 31, 2009. There would be no potential payments due to a named executive officer upon the executive’s voluntary termination, except for termination by the executive for good reason.  The termination events, including those upon change of control, triggering payments or other benefits to our named executive officers are described under the headings “Employment Agreements” above.

Termination Following a Change of Control

Name	Salary (1)	Bonus		Vesting of Restricted Stock (4)	Excise Tax Gross-Up	Total
D. Frank Harrison	$1,350,000	$900,000	(2)	$696,593	-	$2,946,593
Mark Dubberstein	$975,000	$200,000	(2)	$488,895	-	$1,663,895
Zachary M. Graves	$975,000	$200,000	(2)	$576,195	-	$1,751,195
Steven R. Starke	$450,000	$82,500	(3)	$148,353	-	$680,853
Matthew S. Porter	$660,000	$75,000	(3)	$84,502	$310,032	$1,129,534

(1)	Calculated as an amount equal to three times the named executive officers’ highest paid annual base salary.
(2)	Calculated as an amount equal to three times the named executive officers’ average bonus for the last three years or such lesser number of years as the named executive officers may have been employed.
(3)	Calculated as an amount equal to three times the named executive officer’s highest paid annual bonus during his employment with the Company.
(4)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Select Market on December 31, 2009, or $5.07.

Termination Without Cause or For Good Reason

Name	Salary (1)	Bonus (2)	Vesting of Restricted Stock (3)	Continued Benefit Plan Coverage (4)	Total
D. Frank Harrison	$1,162,500	$300,000	$696,593	$21,111	$2,180,204
Mark Dubberstein	$839,583	$50,000	$488,895	$26,195	$1,404,673
Zachary M. Graves	$839,583	$50,000	$576,195	$26,195	$1,491,973
Steven R. Starke	$387,500	$10,000	$148,353	$26,195	$572,048
Mathew S. Porter	$559,167	-	$84,502	$30,420	$674,089

(1)	Calculated as an amount equal to the named executive officers’ base salary as in effect on the termination date continuing through the remaining term of each named executive officer’s agreement.
(2)
Calculated as the greater of any target bonus for the year of termination or the average of the immediately preceding two years’ annual incentive bonuses received by the named executive officer or such lesser number of years as the named executive officer may have been employed.

(3)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Select Market on December 31, 2009, or $5.07.
(4)	Reflects the estimated cost to us to provide existing medical and dental benefits to each named executive officer for the time period remaining in each named executive officer’s agreement.

Termination Upon Death

    In the event of the death of our Chief Executive Officer, President, Chief Financial Officer, Executive Vice President of Operations, or Chief Accounting Officer, the executive’s beneficiary will receive the named executives’ base salary for a period of 12 months and any benefits accrued through the date of death. At December 31, 2009, the base salary of our (1) Chief Executive Officer was $450,000, (2) President was $325,000, (3) Chief Financial Officer was $220,000, (4) Executive Vice President of Operations was $325,000, and (5) Chief Accounting Officer was $150,000.

Termination Upon Disability

    In the event of the disability of our Chief Executive Officer, President, Chief Financial Officer, Executive Vice President of Operations or Chief Accounting Officer, the executive will continue to receive his base salary through the remaining term of the contract. Had the event occurred at December 31, 2009, our Chief Executive Officer would be entitled to $1,162,500, our President would be entitled to $839,583, our Chief Financial Officer would be entitled to $559,167, our Executive Vice President of Operations would be entitled to $839,583 and our Chief Accounting Officer would be entitled to $387,500 over the remaining term of the contracts.

Director Compensation

    The following table contains information with respect to 2009 compensation of our directors who served in such capacity during that year, except directors who are also our named executive officers who do not receive compensation for services as directors.

Director’s Compensation Table for the Fiscal Year Ended December 31, 2009

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	All Other Compensation	Total
Gary C. Hill	$36,000	$59,347	-	-	$95,347
David W. House	$36,000	$59,347	-	-	$95,347
David L. Houston	$36,000	$59,347	-	-	$95,347
William R. Snipes	$36,000	$59,347	-	-	$95,347

(1)	Reflects the aggregate grant date fair value of each equity award computed in accordance with ASC Topic 718.

    Historically, our non-employee directors were paid a monthly retainer of $1,000 and a per meeting attendance fee of $500 and were reimbursed for all ordinary and necessary expenses incurred in the conduct of our business.  To ensure the compensation of our directors is competitive with other similarly situated directors, the Committee, with the assistance of an external compensation consultant, Equilar, Inc., reviewed the director compensation practices at the peer companies described above under the heading “Compensation Benchmarking.”   After completing its review in the fourth quarter of 2008, the Committee determined that the Company’s historical compensation for directors was not competitive with similarly situated companies.  The Committee, therefore, recommended to our board of directors that the cash component of director compensation be increased to a monthly retainer of $3,000, without per meeting attendance fees.   The Committee believed that per meeting attendance fees were unnecessary, as the incentive to attend board meetings should be to comply with director fiduciary duties as opposed to cash compensation.  Furthermore, despite many peer companies compensating board members for committee membership, the Committee concluded that each non-employee director should serve on board committees without additional compensation.  Our board of directors approved such recommendations, which were implemented after our 2008 annual meeting of stockholders held on November 17, 2008.  In 2009, the Committee determined to maintain such payments for each non-employee director.

    In January 2009, the Committee granted restricted stock awards of 11,240 shares to each of Messrs. Hill, House, Houston and Snipes under our 2006 Stock Incentive Plan.  These shares of restricted stock vested on November 12, 2009, the day preceeding our 2009 Annual Meeting of Stockholders. These awards were made in the discretion of the Committee to help incentivize these directors by maintaining a comparable value of unvested shares of restricted stock they had prior to recent vestings.  In April 2010, the Committee granted restricted stock awards of 15,000 shares to each of Messrs. Hill, House, Houston and Snipes under our 2006 Stock Incentive Plan. These shares of restricted stock vest upon the earlier to occur of February 25, 2011 or the day preceding our 2010 annual meeting of stockholders, and are subject to earlier vesting or forfeiture in certain circumstances.  We anticipate that in the future our non-employee directors will receive restricted stock awards, rather than options, in such amounts that will be determined by the Committee in its discretion. Members of our board of directors who are also officers or employees of our company, including our named executive officers, do not receive any additional compensation for their services as directors.

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

    In January 2009, the Committee granted restricted stock awards of (i) 112,395 shares to Mr. Harrison, (ii) 71,429 shares to Mr. Dubberstein, (iii) 81,148 shares to Mr. Graves, (iv) 22,573 shares to Mr. Starke, and (v) 10,000 shares to Mr. Porter under our 2006 Stock Incentive Plan.  Half of these shares of restricted stock vested on February 25, 2010, and the remaining half vest on February 25, 2011, subject to earlier vesting or forfeiture in certain circumstances.

    In April 2010, the Committee granted restricted stock awards of 334,000 shares to Mr. Harrison, 330,000 to Mr. Dubberstein, 330,000 to Mr. Graves, 27,000 shares to Mr. Starke, and 50,000 shares to Mr. Porter under the 2006 Plan.  200,000 of the shares awarded to each of Messrs. Harrison, Dubberstein and Graves were for their extraordinary efforts and success in consummating the Company’s joint venture transaction with Carso Infraestructura y Construccion, S.A.B. de C.V. and revolving credit facility with Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa.  Of these shares, 50,000 vested immediately upon the date of grant, and the remainder vest in three equal annual installments beginning on January 1, 2011, subject to earlier vesting or forfeiture in certain circumstances.  The remainder of the issued restricted stock award shares vest in three equal installments beginning on February 25, 2011, subject to earlier vesting or forfeiture in certain circumstances.

    As of April 29, 2010, no options to purchase shares of our common stock were outstanding and 1,258,496 shares of restricted common stock were outstanding under our 2006 Plan. There were 73,878 shares available for future grants under our 2006 Plan as of April 29, 2010.

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

    No Committee member is or was during the fiscal year ended December 31, 2009 an officer or employee of us or any of our subsidiaries, was formerly an officer or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. None of our executive officers served as a director or member of the Committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Committee or as one of our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

    The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Per Share of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	73,878
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	73,878

(1)
As of April 29, 2010, we had no options to purchase shares of our common stock outstanding.  As of April 29, 2010, we had issued 2,426,122 shares of our restricted stock under the 2006 Plan.  The securities remaining available for future issuance reflect securities that may be issued under the 2006 Plan, as no more shares remain available for the grant of awards under the 2005 Plan.

Security Ownership of Certain Beneficial Owners and Management

    The following tables set forth as of April 29, 2010 (unless otherwise specified) the number and percentage of shares of our common stock beneficially owned by (1) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, and (2) each of our directors, each of our named executive officers, and all of our directors and named executive officers as a group.

    Beneficial ownership is determined in accordance with the rules of the SEC.  Beneficial ownership is based upon the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us.  In computing the number of shares of our common stock beneficially owned by a person and the beneficial ownership percentage of that person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 29, 2010 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.  Percentage of beneficial ownership of our common stock is based upon 28,434,449 shares of our common stock outstanding as of April 29, 2010.  To our knowledge, except as set forth in the footnotes to this table, the beneficial owners named in the table below have sole voting and investment power with respect to all shares of capital stock held by them.

Principal Stockholders

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent Beneficially Owned (5)
5% Stockholders
Third Avenue Management LLC 622 Third Avenue 32 Floor New York, NY 10017	5,628,487 (1)	19.79%
Inmobiliaria Carso S.A. de C.V Insurgentes Sur #3500 PB Col. Pena Pobre Delegacion Tlalpan, CP 14060 Mexico D.F. Mexico	4,200,000 (2)	14.77%
MetLife Advisers, LLC 501 Boylston Street Boston, MA 02116	3,755,857 (3)	13.21%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	2,012,857 (4)	7.08%

(1)
Based solely upon information obtained from Schedule 13G filed with the SEC on February 16, 2010 on behalf of Third Avenue Management LLC, or TAM. TAM, in its capacity as investment advisor, has sole power to vote or to direct the vote with respect to 5,628,487 shares of our common stock and has sole power to dispose or to direct the disposition of 5,628,487 shares of our common stock. Met Investors Series Trust-Third Avenue Small Cap Portfolio, an investment company registered under the Investment Company Act of 1940, has the right to receive dividends from, and the proceeds from the sale of, 3,755,857 of the shares reported by TAM, OFI Select-Third Avenue US Equity Fund (SICAV), an offshore fund for which TAM acts as investment advisor, has the right to receive dividends from, and the proceeds from the sale of, 95,775 of the shares reported by TAM, Third Avenue Small Cap Value Fund, an investment company registered under the Investment Company Act of 1940, has the right to receive dividends from, and the proceeds from the sale of, 1,663,262 of the shares reported by TAM, Third Avenue Small Cap Value Fund UCITS, an umbrella open-ended investment company authorized by the Irish Financial Services Regulatory Authority under the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations, has the right to receive dividends from, and the proceeds from the sale of, 900 of the shares reported by TAM, Touchstone Variable Series Trust-Touchstone Third Avenue Value Fund, an investment company registered under the Investment Company Act of 1940, has the right to receive dividends from, and the proceeds from the sale of, 112,693 of the shares reported by TAM.

(2)
Based solely upon information obtained from Schedule 13D/A filed with the SEC on March 8, 2010 by Inmobiliaria Carso, S.A. de C.V., or Inmobiliaria, and Carso Infraestructura y Construccion, S.A.B. de. C.V., or CICSA. Pursuant to the Schedule 13D/A, Inmobiliaria beneficially owns directly 4,200,000 shares of our common stock as of March 8, 2010. CICSA directly owns a warrant, which represents the right, subject to certain terms, conditions and limitations, to purchase up to 5,440,770 shares of our common stock. As of March 8, 2010, the number of shares of our common stock issuable upon exercise of the warrant after giving effect to the limitations set forth in the warrant is 1,554,360 shares of our common stock. Mr. Carlos Slim Helú, Mr. Carlos Slim Domit, Mr. Marco Antonio Slim Domit, Mr. Patrick Slim Domit, Ms. Maria Soumaya Slim Domit, Ms. Vanessa Paola Slim Domit and Ms. Johanna Monique Slim Domit indirectly beneficially own a majority of the issued and outstanding voting and equity securities of each of Inmobiliaria and CICSA and therefore may be deemed to share beneficial ownership of all of the company shares beneficially owned by Inmobiliaria and CICSA. Due to the relationship among Inmobiliaria, CICSA and each of the individuals listed above, these reporting persons may be deemed to constitute a “group”, and therefore each reporting person may be deemed to beneficially own all of the company shares beneficially owned by Inmobiliaria and CICSA. Each of Inmobiliaria and CICSA disclaims beneficial ownership of all of the shares of our common stock that may be deemed to be beneficially owned by it except with respect to any shares of our common stock directly owned by such reporting person.

(3)
Based solely upon information obtained from Schedule 13G filed with the SEC on February 10, 2010 by MetLife Advisers, LLC, or Met.  Met, in its capacity as an investment advisor, serves as investment manager of each series of Met Investors Series Trust, or the Trust.  In its role as investment manager of the Trust, Met has contracted with certain sub-advisers to make the day-to-day investment decisions for the certain series of the Trust.  Pursuant to the 13G, Met has shared power to vote or to direct the vote with respect to 3,755,857 shares of our common stock and has shared power to dispose or direct the disposition of 3,755,857 shares of our common stock.

(4)
Based solely upon information obtained from Schedule 13G filed with the SEC on February 8, 2010 on behalf of Dimensional Fund Advisors LP, or Dimensional. Pursuant to the Schedule 13G, Dimensional, in its capacity as investment advisor, furnishes investment advice to investment companies, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional or its subsidiaries has sole power to vote or direct the vote with respect to 2,012,857 shares of our common stock and has sole power to dispose or to direct the disposition of 2,012,857 shares of our common stock, and may be deemed to be the beneficial owner of our shares held by the Funds. However, pursuant to the Schedule 13G, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(5)	Determined by dividing the number of shares reported as beneficially owned by 28,434,449 shares of common stock outstanding.

Directors and Named Executive Officers

Name	Shares Beneficially Owned	Percent Beneficially Owned
D. Frank Harrison	215,927 (1)	*
Dr. Gary C. Hill	13,740 (2)	*
David L. Houston	26,240 (3)	*
David W. House	31,240 (4)	*
William R. Snipes	- (5)	*
Mark Dubberstein	62,382 (6)	*
Zachary M. Graves	142,619 (7)	*
Matthew S. Porter	5,000 (8)	*
Steven R. Starke	16,952 (9)	*
Directors and executive officers as a group (9 persons)	514,100 (10)	1.81%

(1)	Does not include 340,197 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(2)	Does not include 15,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(3)	Does not include 15,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(4)	Does not include 15,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(5)	Does not include 15,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the date hereof except pursuant to a change of control.

(6)	Does not include 315,714 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.

(7)	Does not include 320,574 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.

(8)	Does not include 55,000 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.

(9)	Does not include 38,286 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.

(10)	Does not include 1,129,771 shares of restricted stock, none of which restrictions will lapse within 60 days of the record date except pursuant to a change of control.

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

Administrative Services Agreement and Lease of Space

    The Company has entered into six noncancelable operating leases with Grace Properties, LLC, which we refer to as Grace Properties, that have expirations of July 31, 2011. Grace Properties is owned by Kim Snell, former President of Eagle Well Service, Inc. (d/b/a Bronco Energy Services), a wholly owned subsidiary of the Company. Mr. Snell’s employment with Eagle Well Service, Inc. terminated on January 9, 2010.  Related rent expense was approximately $520,000 for the year ended December 31, 2009.

Director Independence

    Our board of directors has determined that the following directors, constituting 80% of our board, are “independent” as defined by Rule 5605(a)(2) of the NASDAQ listing standards: Dr. Gary C. Hill, David W. House, David L. Houston, and William R. Snipes.

Item 14. Principal Accounting Fees and Services

    Grant Thornton LLP served as our independent auditor for fiscal 2009 and 2007. Aggregate fees billed to us by Grant Thornton LLP for 2009 and 2008 were as follows:

Fees	2009	2008
Audit Fees (1)	$365,703	$461,631
Audit Related Fees (2)	-	$23,854
Tax Fees (3)	$49,938	$26,735
All Other Fees	-	-
Total	$415,641	$512,220

(1)
Fees for audit service included billings for our annual audit, reviews of our quarterly reports, regulatory filings to the SEC, issuance of comfort letters and consents, Section 404 services, and out-of-pocket expenses associated with the services.

(2)	Audit related fees include fees for due diligence associated with acquisitions and benefit plan audits, including out-of-pocket expenses.

(3)	Tax fees include tax compliance and related consultation services.

    It is our audit committee’s policy to pre-approve all audit, audit related and permissible non-audit services rendered to us by our independent auditor. Consistent with such policy, all of the fees listed above that we incurred for services rendered by Grant Thornton LLP in fiscal 2009 and 2008 were pre-approved by our audit committee. Non-audit services that received pre-approval in 2009 and 2008 include tax compliance and related consultation services. The audit committee has considered whether the provisions of the non-audit services in 2009 is compatible with maintaining the independent auditors’ independence and concluded that the payment of such fees would not prohibit Grant Thornton LLP from maintaining its independence.

    Grant Thornton LLP has been selected by the audit committee as our independent auditors for the fiscal year ending December 31, 2010.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

	See Index to Consolidated Financial Statements on page 30 of the Company's Form 10-K Filed with the Securities and Exchange Commission on March 15, 2010.

	Consolidated Financial Statements of Challenger Limited:	Page No.

	Independent Auditors Report	14

	Consolidated Balance Sheets as of December 31, 2009 and 2008	15

	Consolidated Statement of Operations for the years ended December 31, 2009 and 2008	16

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008	18

	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	19

(2)	Financial Statement Schedules

	See Notes to Consolidated Financial Statements on page 36 of the Company's Form 10-K Filed with the Securities and Exchange Commission on March 15, 2010.

	See Notes to Consolidated Financial Statements of Challenger Limited on page 20 of this Form 10-K/A.

(3)	Exhibits
	The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit No.	Description
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

*+10.5	Amended and Restated Employment Agreement, dated January 6, 2010, by and between the Company and Matthew S. Porter.

+10.6
Amended and Restated Employment Agreement, dated April 19, 2010, by and between the Company and Frank Harrison (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on April 21, 2010).

*10.7	Warrant No. W-2, dated September 18, 2009, by and among Bronco Drilling Company, Inc. and Carso Infraestructura y Construcción, S.A.B. de C.V..

10.8
Waiver Letter, dated February 9, 2010, by and between Bronco Drilling Company, Inc. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on February 16, 2010).

+10.9	Bronco Drilling Company, Inc. 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement, filed by the Company with the SEC on April 28, 2008).

+10.10
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2008).

+10.111	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2008).

*21.1	List of the Company’s Subsidiaries.

*23.1	Consent of Grant Thornton LLP

**23.2	Consent of PricewaterhouseCoopers LLP

*24.1	Power of Attorney (included on signature page).

*31.1	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**31.1(a)	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**31.2(a)	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

+	Management contract, compensatory plan or arrangement
*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.
**	Filed herewith.

Schedule III	Financial Statements and Notes for Challenger Limited

Challenger Limited
Financial Statements
For the Year Ended December 31, 2009

Independent Auditor’s Report

To:           The Shareholders of Challenger Limited, Douglas, Isle of Man “Private Company Limited by Shares”

Report on the financial statements

We have audited the accompanying financial statements of Challenger Limited, Douglas, Isle of Man “Private Company Limited by Shares” (the Parent) and the consolidated financial statements of the Parent and its Subsidiary (the Group), which comprise the balance sheets as at 31 December 2009, and the statements of comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and a summary of significant accounting policies and other explanatory notes.

Group’s Management responsibility for the financial statements
The Group’s management is responsible for the preparation and fair presentation of the financial statements in accordance with International Financial Reporting Standards.  This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error, selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

Auditor’s responsibility

Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit in accordance with International Standards on Auditing.  Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements.  The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error.  In making those risk assessments, the auditor considers internal control relevant to the Group’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements, referred to above present fairly, in all material aspects of financial position of the Parent and the Group as of 31 December 2009, and of their financial performance and cash flows for the year then ended in accordance with International Financial Reporting Standards.

PricewaterhouseCoopers – Egypt

28 February 2010
Cairo

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
“PRIVATE COMPANY LIMITED BY SHARES” AND ITS SUBSIDIARY

Balance Sheets - At 31 December 2009
(all amounts in US Dollars)
		Parent		Group
	Note	2009	2008	2009	2008

Assets
Non-current Assets
Property, plant and equipment	5	141,652,388	152,425,129	141,652,388	152,425,129
Investment in subsidiary	6	397,569	397,569	-	-
Total Non-current Assets		142,049,957	152,822,698	141,652,388	152,425,129

Current Assets
Spare parts inventory		13,631,106	6,956,849	13,631,106	6,956,849
Receivables and prepayments	7	34,887,304	40,518,272	34,887,304	40,518,272
Due from related parties	14	687,043	519,044	687,043	519,044
Cash and cash equivalents	8	10,765,109	2,842,761	10,765,227	2,842,879
Total Current Assets		59,970,562	50,836,926	59,970,680	50,837,044
Total Assets		202,020,519	203,659,624	201,623,068	203,262,173

Equity and Liabilities
Equity
Capital	9	64,957,265	64,957,265	64,957,265	64,957,265
Additional paid in capital	9	70,795,653	70,795,653	70,795,653	70,795,653
Revaluation reserve	10	20,182,327	15,414,422	20,182,327	15,414,422
Retained earnings		1,031,022	9,240,432	1,031,022	9,240,432
Total Equity		156,966,267	160,407,772	156,966,267	160,407,772

Liabilities
Non-current Liabilities
Borrowings	11	13,643,007	4,545,190	13,643,007	4,545,190
Total Non-current Liabilities		13,643,007	4,545,190	13,643,007	4,545,190

Current Liabilities
Borrowings	11	6,887,851	13,554,645	6,887,851	13,554,645
Trade and other payables	12	13,897,059	14,060,820	13,897,059	14,060,820
Current tax liabilities	13	4,919,673	4,062,411	4,919,673	4,062,411
Provisions		864,771	491,280	864,771	491,280
Dividends and redemption payable		2,044,363	3,078,302	2,044,363	3,078,302
Due to related parties	1	2,797,528	3,459,204	2,400,077	3,061,753
Total Current Liabilities		31,411,245	38,706,662	31,013,794	38,309,211
Total Liabilities		45,054,252	43,251,852	44,656,801	42,854,401
Total Equity and Liabilities		202,020,519	203,659,624	201,623,068	203,262,173

The accompanying notes on pages 8 to 33 form an integral part of these financial statements.

Authorized on behalf of the Board

Mr. Hatem Fakhr

14-Feb-10
Independent auditor's report attached.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
“PRIVATE COMPANY LIMITED BY SHARES” AND ITS SUBSIDIARY

Statements of Income - For the year ended 31 December 2009
(all amounts in US Dollars)

		Parent		Group
	Note	2009	2008	2009	2008

Drilling revenue		55,531,321	73,071,917	55,531,321	73,071,917
Drilling costs		(51,868,857)	(52,933,369)	(51,868,857)	(52,933,369)
Gross profit		3,662,464	20,138,548	3,662,464	20,138,548

General and administrative expenses	15	(10,143,813)	(9,775,827)	(10,143,813)	(9,775,827)
Other income	16	1,424,469	2,446,433	1,424,469	2,446,433
Other expense	17	-	(1,870,000)	-	(1,870,000)
Operating (loss)/profit from Operations		(5,056,880)	10,939,154	(5,056,880)	10,939,154

Finance income	18	333,889	46,015	333,889	46,015
Finance cost	19	(909,048)	(673,397)	(909,048)	(673,397)
(Loss)/profit before income tax		(5,632,039)	10,311,772	(5,632,039)	10,311,772

Income tax	13	(2,577,371)	(3,389,127)	(2,577,371)	(3,389,127)
(Loss)/profit for the year		(8,209,410)	(6,922,645)	(8,209,410)	(6,922,645)

The accompanying notes on pages 8 to 33 form an integral part of these financial statements.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
“PRIVATE COMPANY LIMITED BY SHARES” AND ITS SUBSIDIARY

Statements of Comprehensive Income - For the year ended 31 December 2009
(all amounts in US Dollars)

	Parent		Group
	2009	2008	2009	2008

(Loss)/profit for the year	(8,209,410)	6,922,645	(8,209,410)	6,922,645
Other comprehensive Income:
Change on revaluation of rigs	4,767,905	14,010,439	4,767,905	14,010,439
Total comprehensive Income for the year	(3,441,505)	20,933,084	(3,441,505)	20,933,084

The accompanying notes on pages 8 to 33 form an integral part of these financial statements.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
“PRIVATE COMPANY LIMITED BY SHARES” AND ITS SUBSIDIARY

Statement of Changes in Equity - For the year ended 31 December 2009
(all amounts in US Dollars)

	Share Capital	Additional Paid in Capital	Revaluation Reserve	Retained Earnings	Total

Balance at 1 January 2008	50,000,000	15,000,000	1,403,983	2,317,787	68,721,770
comprehensive income
Profit for the year	-	-	-	6,922,645	6,922,645
change in rigs' revaluation	-	-	15,378,561	-	15,378,561
Total comprehensive income	-	-	15,378,561	6,922,645	22,301,206
Transactions with Owners
Redemption of ordinary shares	(1,282,051)	(3,717,949)	-	-	(5,000,000)
Increase in capital	16,239,316	59,513,602	(1,368,122)	-	74,384,796
Net Transactions with Owners	14,957,265	55,795,653	(1,368,122)	-	69,384,796
Balance at 31 December 2008	64,957,265	70,795,653	15,414,422	9,240,432	160,407,772

Balance at 1 January 2009	64,957,265	70,795,653	15,414,422	9,240,432	160,407,772
comprehensive income
Loss for the year	-	-	-	(8,209,410)	(8,209,410)
Change in rigs' revaluation	-	-	4,767,905	-	4,767,905
Total comprehensive income	-	-	4,767,905	(8,209,410)	(3,441,505)
Balance at 31 December 2009	64,957,265	70,795,653	20,182,327	1,031,022	156,966,267

The accompanying notes on pages 8 to 33 form an integral part of these financial statements.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
“PRIVATE COMPANY LIMITED BY SHARES” AND ITS SUBSIDIARY

Statements of Cash Flows - For the year ended 31 December 2009
(all amounts in US Dollars)

		Parent		Group
	Note	2009	2008	2009	2008

Cash flows from operating activities
(Loss)/Profit before income tax		(5,632,039)	10,311,772	(5,632,039)	10,311,772
Adjustments for:
Finance cost	19	909,048	320,173	909,048	320,173
Interest income	18	(4,632)	(46,015)	(4,632)	(46,015)
Depreciation	5	16,141,266	13,288,407	16,141,266	13,288,407
Projects under construction write off		-	1,870,000	-	1,870,000
Provisions		373,491	491,280	373,491	491,280

Changes in working capital:
Receivables and prepayments		5,620,548	(21,630,492)	5,620,548	(21,630,492)
Inventories		(6,674,257)	5,917,827	(6,674,257)	5,917,827
Trade and other payables		(211,213)	7,044,656	(211,213)	7,044,656
Due from related parties		(167,999)	(378,908)	(167,999)	(378,908)
Due to related parties		(661,676)	3,061,753	(661,676)	3,061,753
Cash generated from Operations		9,692,537	20,250,453	9,692,537	20,250,453

Interest paid		(909,048)	(320,173)	(909,048)	(320,173)
Income tax paid	13	(1,720,109)	(2,196,359)	(1,720,109)	(2,196,359)
Net cash (used in) generated from operating activities		7,063,380	17,733,921	7,063,380	17,733,921

Cash flows from investing activities
Purchase of property, plant and equipment	5	(5,368,525)	(21,000,878)	(5,368,525)	(21,000,878)
Interest income received		4,632	46,015	4,632	46,015
Net cash used in investing activities		(5,363,893)	(20,954,863)	(5,363,893)	(20,954,863)

Cash flows from financing activities
Proceeds from borrowings		7,701,951	5,000,000	7,701,951	5,000,000
Transaction cost		(445,151)	-	(445,151)	-
Repayment of borrowings		-	(2,723,120)	-	(2,723,120)
Dividends paid		(1,033,939)	(3,966,062)	-	(3,966,062)
Proceeds from issuance of shares		-	5,000,000	(1,033,939)	5,000,000
Net cash generated from financing activities		6,222,861	3,310,818	6,222,861	3,310,818

Net increase in cash and cash equivalents		7,922,348	89,876	7,922,348	89,876
Cash and cash equivalents at beginning of the year		2,842,761	2,752,885	2,842,879	2,753,003
Cash and cash equivalents at end of the year	8	10,765,109	2,842,761	10,765,227	2,842,879

The accompanying notes on pages 8 to 3 form an integral part of these financial statements.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

1.	General information

Challenger Limited, Douglas, Isle of Man “Private Company Limited by Shares” (the Parent) was incorporated on 14 October 1991 and registered in the General Registry, Isle of Man under No. 503V.  The Parent has a wholly owned subsidiary in Saudi Arabia (the Group) and maintains a Corporate Regional Office in Cairo, Egypt.

The Parent Company operates as a commercial company through a network of branches in Liechtenstein, the Middle East and Africa.

The Group provides professional services in the field of oilfield drilling, work over and civil works through its branches in Middle East and Africa.

These financial statements have been approved for issue by the Managing Director on behalf of the management on 12 February 2010.  The General Assembly of Shareholders has the power to amend the financial statements after being issued.

2.	Summary of Significant accounting policies

The principal accounting policies applied in the preparation of these consolidated financial statements are summarized below.  These policies have been consistently applied to all the years presented, unless otherwise stated.

A.	Basis of preparation

The Parent and Group financial statements have been prepared in accordance with International Financial Reporting Standards (IFRS).  The Parent and Group financial statements have been prepared under the historical cost convention as modified by the revaluation of the Rigs.

The preparation of financial statements in conformity with the IFRSs requires the use of certain critical accounting estimates.  It also requires management to exercise its judgment in the process of applying its accounting policies.  The areas involve a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to the financial statements are disclosed in Note 4.

(i)	New and amended standards effective in 2009:

The Group has adopted the following new and amended IFRSs as of 1 January 2009:

•
IFRS 7 ‘Financial instruments – Disclosures’ (amendment) – effective 1 January 2009.  The amendment requires enhanced disclosures about fair value measurement and liquidity risk.  In particular, the amendment requires disclosure of fair value measurements by level of a fair value measurement hierarchy.  As the change in accounting policy only results in additional disclosures, there is no impact on earnings per share.

•
IAS 1 (revised).  ‘Presentation of financial statements’ – effective 1 January 2009.  The revised standard prohibits the presentation of items of income and expenses (that is, ‘non-owner changes in equity’) in the statement of changes in equity, requiring ‘non-owner changes in equity’ to be presented separately from owner changes in equity in a statement of comprehensive income.  As a result the Group presents in the consolidated statement of changes in equity all owner changes in equity, whereas all non-owner changes in equity are presented in the consolidated statement of comprehensive income.  Comparative information has been re-presented so that is also is in conformity with the revised standard.  As the changes in accounting policy only impacts presentation aspects, there is no impact on earnings per share.

•
IFRS 2 (amendment). ‘Share-based payment’ (effective 1 January 2009) deals with vesting conditions and cancellations.  It clarifies that vesting conditions are service conditions and performance conditions only.  Other features of a share-based payment are not vesting conditions.  These features would need to be included in the grant date fair value for transactions with employees and other providing similar services; they would not impact the number of awards expected to vest or valuation there of subsequent to grant date.  All cancellations, whether by the entity or by other parties, should receive the same accounting treatment.  The Group and Company has adopted IFRS 2 (amendment) from 1 January 2009.  The amendment does not have a material impact on the Group or Company’s financial statements.

•
In respect of borrowing costs relating to qualifying assets for which the commencement date for capitalization is on or after 1 January 2009, the Group capitalizes borrowing costs directly attributable to the acquisition, construction or production of a qualifying asset as part of the cost of that asset.  The Group previously recognized all borrowing costs as an expense immediately.  This change in accounting policy was due to the adoption of IAS 23, ‘Borrowing costs’ (2007) in accordance with the transition provisions of the standard; comparative figures have not been restated.  The change in accounting policy had no material impact on earnings per share.  The Group has capitalized borrowing costs with respect to intangible asset arising from internally generated software costs.

(ii)	Standards, amendments and interpretations to existing standards that are not yet effective and have not been early adopted by the Group:

The following standards and amendments to existing standards have been published and are mandatory for the Group’s accounting periods beginning on or after 1 January 2010 or later periods, but the group has not early adopted them:

*
IFRIC 17, ‘Distribution of non-cash assets to owners’ (effective on or after 1 July 2009).  The interpretation is part of the IASB’s annual improvements project published in April 2009.  This interpretation provides guidance on accounting for arrangements whereby an entity distributes non-cash assets to shareholders either as a distribution of reserves or as dividends.  IFRS 5 has also been amended to require that assets are classified as held for distribution only when they are available for distribution in their present condition and the distribution is highly probable.  The Group and Company will apply IFRIC 17 from 1 January 2010.  It is not expected to have a material impact on the Group or Company’s financial statements.

*
IAS 27 (revised), ‘Consolidated and separate financial statements’, (effective from 1 July 2009).  The revised standard requires the effects of all transactions with non-controlling interests to be recorded in equity if there is no change in control and these transactions will no longer result in goodwill or gains and losses.  The standard also specifies the accounting when control is lost.  Any remaining interest in the entity is re-measured to fair value, and a gain or loss is recognized in profit or loss.  The Group will apply IAS 27 (revised) prospectively to transactions with non-controlling interests from 1 January 2010.

*
IFRS 3 (revised), ‘Business combinations’ (effective from 1 July 2009).  The revised standard continues to apply the acquisition method to business combinations, with some significant changes.  For example, all payments to purchase a business are to be recorded at fair value at the acquisition date, with contingent payments classified as debt subsequently re-measured through the income statement.  There is a choice on an acquisition-by-acquisition basis to measure the non-controlling interest in the acquire at fair value or at the non-controlling interest’s proportionate share of the acquiree’s net assets.  All acquisition-related costs should be expensed.  The Group will apply IFRS 3 (revised) prospectively to all business combinations from 1 January 2010.

*
IAS 38 (amendment), ‘Intangible Assets’.  The amendment is part of the IASB’s annual improvements project published in April 2009 and the Group and Company will apply IAS 38 (amendment) from the date IFRS 3 (revised) is adopted.  The amendment clarifies guidance in measuring the fair value of an intangible asset acquired in a business combination and it permits the Grouping of intangible assets a as a single asset if each asset has similar useful economic lives.  The amendment will not result in a material impact on the Group or Company’s financial statements.

*
IFRS 5 (amendment), ‘Measurement of non-current assets (or disposal Groups) classified as held-for-sale’.  The amendment is part of the IASB’s annual improvements project published in April 2009.  The amendment provides clarification that IFRS 5 specifies the disclosures required in respect of non-current assets (or disposal Groups) classified as held for sale or discontinued operations.  It also clarifies that the general requirement of IAS 1 still apply, particularly paragraph 15 (to achieve a fair presentation) and paragraph 125 (sources of estimation uncertainty) of IAS 1.  The Group and Company will apply IFRS 5 (amendment) from 1 January 2010.  It is not expected to have a material impact on the Group or Company’s financial statements.

*
IAS 1 (amendment), ‘Presentation of financial statements’.  The amendment is part of the IASB’s annual improvements project published in April 2009.  The amendment provides clarification that the potential settlement of a liability by the issue of equity is not relevant to its classification as current or non-current.  By amending the definition of current liability, the amendment permits a liability to be classified as non-current (provided that the entity has an unconditional right to defer settlement by transfer of cash or other assets for at least 12 months after the accounting period) notwithstanding the fact that the entity could be required by the counterparty to settle in shares at any time.  The Group and Company will apply IAS 1 (amendment) from 1 January 2010.  It is not expected to have a material impact on the Group or Company’s financial statements.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

*
IFRS 2 (amendments), ‘Group cash-settled and share-based payment transactions’.  In addition to incorporating IFRIC 8, “Scope of IFRS 2’, and IFRIC 11, “IFRS 2 – Group and treasury share transactions’, the amendments expand on the guidance in IFRIC 11 to address the classification of Group arrangements that were not covered by that interpretation.  The new guidance is not expected to have a material impact on the Group’s financial statements.

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

Inter-company transactions, balances and unrealized gains on transactions between Group companies are eliminated.  Unrealized losses are also eliminated but considered an impairment indicator of the asset transferred.  Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by the Group.

In our Parent separate financial statements investment in subsidiary is accounted for cost less impairment.

               (ii) Transactions and minority interests
The Group applies a policy of treating transactions with minority interests, if any, as transactions with parties external to the Group.  Disposals to minority interests result in gains and losses for the Group that are recorded in the income statement.  Purchases from minority interests results in goodwill, being the difference between any consideration paid and the relevant share acquired of the carrying value of net assets of the subsidiary.

C.	Foreign currency translation

       (i)  Functional and presentation currency
Items included in the financial statements of each of the parent and Group’s entities are measured using the currency of the primary economic environment in which the entity operates (‘the functional currency’).  The consolidated financial statements are presented in US Dollars, which is the Company’s functional and presentation currency.

             (ii)  Transactions and balances
Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions.  Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement.

Foreign exchange gains and losses that relate to borrowings and cash and cash equivalents are presented in the income statement within ‘finance income or cost’.  All other foreign exchange gains and losses are presented in the income statement within ‘other (losses)/gains-net.

D.	Property, plant and equipment

Buildings, trucks, motors vehicles, camps, furniture, fixtures, office equipment, and computers are stated at historical cost less depreciation.  Historical cost includes expenditures that is directly attributable to the acquisition of the item.  Rigs are shown at fair value, based on periodic valuations by external independent valuers, less subsequent depreciation for property, plant and equipment.  Any accumulated depreciation at the date of the revaluation is eliminated against the gross carrying amount of the asset, and the net amount is restated to the revalued amount of the asset.

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

Revaluations are made with sufficient regularity, and at least triennial, such that the carrying amount does not differ materially from that which would be determined using fair value at the balance sheet date.  The last revaluation of property, plant and equipment was made by a professionally qualified valuer, Moduspec International, as at 30 June 2009.

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

Gains and losses on disposals are determined by comparing disposal proceeds with the assets carrying amount.  Gains and losses are included in the statement of income.  When revalued assets are disposed, the related amounts included in the revaluation reserve are transferred to retained earnings.

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

E.	Financial Assets

               (i) Classification
The management classifies its receivables as financial assets.  The classification depends on the purpose for which the financial assets were acquired.  Management determines the classification of its financial assets at initial recognition.

Receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market.They are included in current assets, except for maturities greater than 12 months after the balance sheet date, if any.  These are classified as non-current assets.  The Group’s receivables comprise ‘trade and other receivables’, cash and cash equivalents and due from related parties in the balance sheets.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

(ii)	Recognition and measurement

        Receivables
Receivables are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less provision for impairment.  A provision for impairment of trade receivables is established when there is objective evidence that the Parent Company or Group will not be able to collect all amounts due according to the original terms of receivables.  Significant financial difficulties of the debtor, probability that the debtor will enter bankruptcy or financial reorganization, and default or delinquency in payments (more than 60 days) are considered indicators that the trade receivable is impaired.  The amount of the provision is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate.  The provision is recognized in the statements of income.  When a receivable is uncollectible, it is written off against the allowance account for trade receivables.  Subsequent recoveries of amounts previously written off are credited against the income statement.

F.	Inventories

Inventories represent spare parts and are stated at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out (FIFO) method.  Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.

G.	Cash and cash equivalents

Cash and cash equivalents includes cash in hand, deposits held at call with banks.

H.	Capital

Ordinary shares are classified as equity.  Share premiums, if any, are included in the additional paid in capital.  The costs of issuing capital and amounts collected from shareholders to recover such costs are included in the additional paid in capital.

I.	Borrowings

Borrowings are recognized initially at fair value, net of transaction costs incurred.  Borrowings are subsequently stated at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the statement of income over the period of the borrowings using the effective interest method.

Fees paid on the establishment of loan facilities are recognized as transactions costs of the loan to the extent that it is probable that some or all of the facility will be drawn down.  In this case, the fee is deferred until the draw-down occurs.  To the extent there is no evidence that it is probable that some or all of the facility will be drawn down, the fee is capitalized as a pre-payment for liquidity services and amortized over the period of the facility to which it relates.

Borrowings are classified as current liabilities unless the Group has an unconditional right to defer settlement of the liability for at least 12 months after the balance sheet date.

J.	Current and deferred income taxes

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

Deferred income tax is recognized, using the liability method, on temporary differences arising between the tax bases of assets and liabilities, and their carrying amounts in the financial statements.  Currently enacted tax rates are used in the determination of deferred income tax.

Deferred tax assets are recognized to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized.

Deferred income tax is provided on temporary differences arising on investments in subsidiaries, except where the timing of the reversal of the temporary difference can be controlled and it is probable that the temporary difference will not reverse in the foreseeable future.

K.	Provisions

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

L.	Trade payables

Trade payables are obligations to pay for goods or services that have been acquired in the ordinary course of business from suppliers.  Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer).  If not, they are presented as non-current liabilities.

Trade payables are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method.

M.	Revenue recognition

Revenue comprises the fair value of the consideration received or receivable for the sale of services in the ordinary course of the Parent and Group’s activities.

The Group recognizes revenue when the amount of revenue can be reliably measured, it is probably that future economic benefits will flow to the entity and when specific criteria have been met for each of the Group’s activities as described below.  The amount of revenue is not considered to be reliably measurable until all contingencies relating to the service have been resolved.  The Group bases its estimates on historical results, taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

               i)  Sales of services
The Parent and Group sell oilfield drilling services, work-over and civil works through its       branches.  Revenue from these services is recognized in the accounting period in which the services are rendered, by reference to the specific transaction assessed on the basis of the actual service provided.

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

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

iii)	Dividend income
Dividend income is recognized when the right to receive payment is established.

N.	Leases

Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases.  Payments made under operating leases (net of any incentives received from the lessor) are charged to the statement of income on a straight-line basis over the period of the lease.

O.	Dividend distribution

Dividend distributions to the Parent Company shareholders are recognized as a liability in the financial statements in the period in which the dividends are approved by the shareholders.

P.	Comparative figures

Where necessary, comparative figures have been reclassified to conform to changes in presentation in the current year.

3. Financial risk management

3.1	Financial risk factors

Since 2008, the world had faced financial crises that resulted in an unsettled global economy, the Group activities expose it to a variety of financial risks:  market risk (including foreign currency exchange risk and interest rate risk), credit risk, and liquidity risk.  The Group’s overall risk management programme seeks to minimize and access the potential adverse effects on the Group’s financial performance accordingly the management had considered the effect of the change in economy and the impact of the associated risks and concluded that there is no significant impact over their business activities.

(a)	Market risk

i)	Foreign currency exchange risk

The Group operates internationally and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the Libyan Dinar, Sterling pound and Euro.  Foreign exchange risk arises from future commercial transactions, recognized assets liabilities.

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

The Group aims to minimize the risk of being subject to foreign currency fluctuation; accordingly the Group manages to enter contracts to provide drilling services with mixed currencies.

The management had considered the strengthening of the US Dollar against other currencies (Libyan Dinar, Euro and Sterling Pound), the management had determined the percentage of strengthening based on the average of the historical fluctuation of the US Dollar against other currencies taking into consideration the subsequent fluctuations till 28 February 2010.

If the US Dollar had strengthened by 6% against Euro (2008: 3%), 2% against L.D (2008: 3%) and 10% against Sterling pound (2008: 13%) with all other variables held constant, post-tax losses for the year would have been US $5,158K (2008: US $10,865K) higher, mainly as a result of foreign exchange losses/gains on translation of other currencies denominated borrowings.  Profit is more sensitive to movement in other currency specially Euro and Sterling Pound exchange rates in 2008 than 2007 because of the increased amount of Euro Dominated trade receivables and Sterling Pound denominated borrowings.

ii)	Interest rate risk

The Group has no significant interest-bearing assets and liabilities that are measured at fair value.

The Group’s interest rate risk arises from long-term debts, borrowings issued at variable rates expose the Group to cash flow interest rate risk which is partially offset by cash held at variable rates, if any.

The Group analyzes its interest rate exposure on a dynamic basis.  Various scenarios are simulated, taking into consideration refinancing, renewal of existing positions, and alternative financing.  Based on these scenarios, the Group calculates the impact on profit and loss of a defined interest rate shift.  For each simulation, the same interest rate shift is used for all currencies.  The scenarios are run only for borrowings that represent the major interest-bearing positions.

Based on the simulations performed, the impact on post tax profit of a 1.5% shift would be a maximum increase of US $279K (2008: Nil).

(b)	Credit risk

Credit risk is managed on group basis.  Credit risk arises from cash and cash equivalents, deposits with bank and related parties, as well as credit exposures to wholesale customers, including outstanding receivables.  For banks only independently rated parties with a minimum rating of ‘A+’ are accepted.  There is no independent rating for customers yet the Group has policies in place to ensure that revenues from services provided are made to customers with an appropriate credit history, taking into account its financial position, past experience and other factors as all the group’s customers are governmental authorities.

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

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

At 31 December 2009:
	Less than 1 year	Between 1 and 2 years

Borrowings	7,072,051	13,903,958
Trade and other payables	13,897,059	-
Due to related parties	2,400,077	397,451

At 31 December 2008:
	Less than 1 year	Between 1 and 2 years

Borrowings	17,408,456	691,379
Trade and other payables	13,907,479	-
Due to related parties	3,459,204	435,069
Commitment (letters of credit)	2,700,000	-

3.2	Capital risk management

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

The management monitors capital on the basis of the gearing ratio.  This ratio is calculated as net debt divided by total capital.  Net debt is calculated as total borrowings (including ‘current and non-current borrowings’ as shown in the balance sheet) less cash and cash equivalents.  Total capital is calculated as equity, as shown in the balance sheets, plus net debt.  The gearing ratios at 31 December 2009 and 31 December 2008 were as follows:

	Parent		Group
	2009	2008	2009	2008
Total borrowings and trade payable and other credit balances
Trade payable and other credit balances	13,897,059	14,060,820	13,897,059	14,060,820
Due to related parties	2,797,528	3,459,204	2,400,077	3,061,753
Borrowings	20,530,858	18,099,835	20,530,858	18,099,835
Total borrowings	37,225,445	35,619,859	36,827,994	35,222,408
Less: cash and cash equivalents	10,765,109	2,842,761	10,765,227	2,842,879
Net debt	26,460,336	32,777,098	26,062,767	32,379,529
Total equity	156,966,267	160,407,772	156,966,267	160,407,772
Total capital	183,426,603	193,184,870	183,029,034	192,787,301

Gearing ratio	14%	17%	14%	17%

The gearing ratio decreased during 2009 compared to 2008 primarily due to the increase in the cash surpluses on 2009, accompanying with the decrease in the equity as a results of the loss sustained during 2009 compared to the profit achieved in 2008.

3.3	Fair value Estimation

The carrying value less impairment provision of trade receivables and payables are assumed to approximate their fair values.  The carrying values of the financial assets and liabilities are assumed to approximate their fair value.
The carrying values of long-term loans and receivables are assumed to approximate their fair values at the balance sheets date.

4.	Critical estimates and judgments

Estimates and judgments are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

4.1	Critical accounting estimates and assumptions

The Group makes estimates and assumptions concerning the future.  The resulting accounting estimates will, by definition, seldom equal the related actual results.  The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below:

Income taxes
The Parent’s activities are subject to income taxes in various jurisdictions.  Significant judgment is required in determining the provision for income taxes.  There are many transactions and calculations for which the ultimate tax determination is uncertain.  The Group recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due.  Where the final outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provisions in the period in which such determination is made.  If the tax liability had been 10% higher than management estimates approximately US $339,000, the Group would have recognized a future liability against income tax by some amount.

4.2	Critical judgments in applying the entity’s accounting policies

a.	Revenue recognition

The Parent Company has recognized revenue and profit amounting to US $3,983,907 (2008: US $5,289,352) for services provided to the Great Man – Made River Authority (GMRA) project in Libya during 2009.  The buyer has the right to rescind any percentage of the service fees if they are not in conformity with the service contract agreement.  Based on past experience with the provision of similar services, the dissatisfaction rate is not expected to exceed 5%.  For the revenue recognized in 2009, the amounts invoiced have been fully accepted by the concerned customer, and it is therefore appropriate to recognize all the revenue on this transaction during 2009.

b.	Property, plant and equipment – useful life

The property, plant and equipment owned by the Parent have long lives that vary from 3 to 20 years.  To ensure the use of reliable estimates, the management has benchmarked the useful lives of its owned assets with estimates made by the evaluation (Note 2.E).  Management, in line with the requirements of IFRSs, will review the useful lives of property, plant and equipment regularly, to ensure consistency with its original estimate, or otherwise, revise the remainder of useful lives as appropriate.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

If the useful lives of property, plant and equipment vary up/down by 10% from its original estimate, the depreciation charge for the year would decrease/increase by US $1,614,127.

5.	Property, plant and equipment

	Buildings	Rigs*	Auxiliary Equipment	Trucks	Motor Vehicles	Camps	Furniture, Fixtures, and Office Equipment	Computers and Software	Projects under construction	Total
At 1 January 2008
Cost of valuation	95,000	53,481,725	11,411,844	6,352,905	1,968,900	7,741,559	1,404,560	360,952	956,966	83,774,411
Accumulated depreciation	(28,500)	(21,400,246)	(3,371,750)	(4,437,521)	(757,656)	(3,363,831)	(928,136)	(75,927)	-	(34,363,567)
Net book amount	66,500	32,081,479	8,040,094	1,915,384	1,211,244	4,377,728	476,424	285,025	956,966	49,410,844

Year ended 31 December 2008
Opening net book amount	66,500	32,081,479	8,040,094	1,915,384	1,211,244	4,377,728	476,424	285,025	956,966	49,410,844
Additions	-	7,901,852	605,974	96,034	909,998	2,839,100	145,837	128,441	88,296,895	100,924,131
Transfers	-	69,071,114	-	-	-	-	-	-	(69,071,114)	-
Effects of revaluation	-	39,581,987	(12,017,818)	-	-	(1,055,416)	-	-	(6,026,930)	20,481,823
Depreciation charges	(4,750)	(9,562,508)	(803,614)	(920,371)	(438,437)	(1,287,729)	(208,183)	(62,815)	-	(13,288,407)
Effects of revaluation on accumulated depreciation	-	(9,800,985)	4,175,364	-	-	522,359	-	-	-	(5,103,262)
Closing Net book amount	61,750	129,272,939	-	1,091,047	1,682,805	5,396,042	414,078	350,651	14,155,817	152,425,129

At 31 December 2008
Cost of valuation	95,000	170,036,678	-	6,448,939	2,878,898	9,525,243	1,550,397	489,393	14,155,817	205,180,365
Accumulated depreciation	(33,250)	(40,763,739)	-	(5,357,892)	(1,196,093)	(4,129,201)	(1,136,319)	(138,742)	-	(52,755,236)
Net book amount	61,750	129,272,939	-	1,091,047	1,682,805	5,396,042	414,078	350,651	14,155,817	152,425,129

Year ended 31 December 2009
Opening net book amount	61,750	129,272,939	-	1,091,047	1,682,805	5,396,042	414,078	350,651	14,155,817	152,425,129
Additions	-	4,382,422	-	398,856	226,994	160,161	3,223	91,275	105,594	5,368,525
Transfers	-	5,662,410	-	-	-	-	-	-	(5,662,410)	-
Depreciation charges	(4,750)	(12,631,951)	-	(956,033)	(519,322)	(1,724,561)	(226,626)	(78,023)	-	(16,141,266)
Closing Net book amount	57,000	126,685,820	-	533,870	1,390,477	3,831,642	190,675	363,903	8,599,001	141,652,388

At 31 December 2009
Cost of valuation	95,000	180,081,510	-	6,847,795	3,105,892	9,685,404	1,553,620	580,668	8,599,001	210,548,890
Accumulated depreciation	(38,000)	(53,395,690)	-	(6,313,925)	(1,715,415)	(5,853,762)	(1,362,945)	(216,765)	-	(68,896,502)
Net book amount	57,000	126,685,820	-	533,870	1,390,477	3,831,642	190,675	363,903	8,599,001	141,652,388

*	Rigs comprise of the followings:

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

	Drilling equipment	Electrical equipment	Mud system	Power plant	Safety equipment	Well control equipment	Total

Rig #7	904,545	85,003	87,750	84,065	5,912	114,800	1,282,075
Rig #10	513,245	-	64,050	73,450	2,438	243,750	896,933
Rig #14	4,462,321	973,080	1,191,125	1,311,550	86,284	330,363	8,354,723
Rig #19	5,087,730	425,000	1,748,875	1,361,700	26,406	658,580	9,308,291
Rig #20	792,462	58,500	95,875	147,468	5,260	539,750	1,639,315
Rig #23	794,120	73,125	305,900	376,187	-	39,200	1,588,532
Rig #26	7,847,229	1,400,630	2,704,588	990,930	175,780	1,684,488	14,803,645
Rig #27	3,646,133	1,111,355	1,635,370	865,150	81,684	541,572	7,881,264
Rig #28	3,643,048	528,700	1,080,625	844,985	59,073	653,291	6,809,722
Rig #29	1,345,892	33,150	121,875	166,813	1,888	496,400	2,166,018
Rig #31	597,386	28,770	55,650	56,420	6,272	172,550	917,048
Rig #32	614,903	35,840	58,450	78,244	12,009	175,000	974,446
Rig #34	191,795	-	-	23,170	-	-	214,965
Rig #36	12,078,122	1,759,542	3,694,487	1,365,962	20,167	1,247,125	20,165,405
Rig #37	11,660,452	1,766,700	3,550,550	1,644,300	94,052	1,610,730	20,326,784
Rig #38	12,089,301	2,150,448	3,808,598	1,652,400	81,288	1,688,130	21,470,165
Rig #41	608,566	12,145	111,434	82,469	3,453	121,875	939,942
Rig #90	2,053,990	32,625	438,912	444,694	-	917,137	3,887,358
Rig #91	977,309	82,318	290,031	129,970	20,656	-	1,500,284
Rig #96	994,485	30,625	210,510	176,085	7,200	140,000	1,558,905
Total	70,903,033	10,587,556	21,254,656	11,876,015	689,822	11,374,742	126,685,820

6.	Investment in subsidiary-(Parent)

The investment in subsidiary represents the amounts paid by the Parent as a long-tern investment to incorporate Challenger Saudi Arabia Limited, a Saudi Arabian land drilling and oilfield services Company.  The subsidiary is fully owned by the Parent and there is no change in the Parent’s ownership percentage during the current Year.

7.	Receivables and prepayments

	2009	2008

Trade receivables	18,432,097	23,068,411
Accrued revenues	6,935,840	7,708,700
Advance payments	4,045,641	6,619,372
Other debit balances	3,801,277	1,281,380
Prepaid tax stamp	1,493,336	1,733,796
Refundable deposits	106,613	106,613
Cash margin on letter of credit	72,500	-
Total	34,887,304	40,518,272

Trade receivables of US $12,035,822 (2008: US $11,346,015) were past due but not impaired.  These relate to a number of independent customers fees whom there is no recent history of default considering they are Governmental Authorities with no indication for default.  The aging analysis of trade receivables is as follows:

	2009	2008

Up to 6 months	7,943,262	7,631,643
6 to 18 months	4,092,560	3,714,372
	12,035,822	11,346,015

8.	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and current account at banks as summarized below.  The Group deals with banks rated “AA”.

	Company		Group
	2009	2008	2009	2008

Cash at banks	10,451,826	2,678,599	10,451,944	2,678,717
Cash on hand	313,283	164,162	313,283	164,162
Total	10,765,109	2,842,761	10,765,227	2,842,879

9.	Capital

	2009	2008

Authorized capital 70,000,000 ordinary shares of one US Dollar each	70,000,000	70,000,000

Issued capital 2009: 64,957,265 (2008: 50,000,000 shares)	64,957,265	64,957,265
Additional paid up capital	70,795,653	70,795,653
	135,752,918	135,752,918

Additional paid in capital represents the amounts paid by the new joiners of shareholders’ in excess of their capital share against the agreed fair value of the Parent business at the transaction time.

Based on the new shareholders agreement dated 4 January 2009, a series of corporate changes took place in the Company to reflect the change in ownership of shares.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

The change in share capital for the Company during the year is summarized as follows:

	Challenger Group Limited	MENA Oil Drilling Company	Venture Capital Bank	Bronco Mena Investment	Total

Issued shares at par value one US Dollar	32,806,666	14,615,385	1,295,898	16,239,316	64,957,265
Number of shares as at 31 December 2009	32,806,666	14,615,385	1,295,898	16,239,316	64,957,265

Ownership percentage	50.5%	22.5%	2%	25%	100%

10.	Revaluation reserve

Revaluation reserve include the difference between the revaluation value of the Group’s rigs and the net book value of those rigs at the revaluation date as well as any subsequent transactions effects the revaluation of these rigs or its disposition.

11.	Borrowings

The borrowing represents the loans obtained as following:

	2009	2008
Non-current
Natixis	13,375,423	-
Bronco Drilling Company Inc. (Note 14)	528,535	4,545,190
Total	13,903,958	4,545,190
Deferred transaction cost	(260,951)	-
Total Non current portion of long-term debts	13,643,007	4,545,190
Current
Natixis	4,957,911	-
Bronco Drilling Company Inc. (Note 14)	2,114,140	6,823,266
Hassan Tatanaki (Note 14)	-	5,000,000
Hays Trucking Inc. (Note 14)	-	1,040,000
Artworld Financial Corporation (Note 14)	-	470,093
Noreen Overseas Limited (Note 14)	-	221,286
Total	7,072,051	13,554,645
Deferred transaction cost	(184,200)	-
Total current portion of long-term debts	6,887,851	13,554,645
Total Borrowings	20,530,858	18,099,835

i)	Facility agreement from Natixis SA (France).
On 16 February 2009, a Facility Agreement was signed between Natixis SA (a French Banking Institution) as Lender Agent, Lead Arranger, and the Parent as Borrower, against a security package comprising of; charge of Challenger shares, pledge of working assets and assignment of drilling contracts.  The facility grants the Parent a 3year, US $20 million Revolving Operating Capital Financing Facility, which also includes an accordion feature to increase the facility amount to US $40 million, with the participation of a small number of syndicate banks, against the same security package.

The facility bears a floating interest rate (LIBOR + 4.25%) and the last installment is due on June 2012.

ii)	Finance from Bronco Drilling Company
On 3 January 2008, the Parent signed an agreement with Bronco Drilling Company Inc. (Shareholder), where Bronco Drilling Company agreed to sell four rigs and their auxiliary equipment to the Parent against credit facility to be paid over 3 years of the execution date.  The aggregate initial deal price was US $13,408,456 and the deal was amended in June 2009 to be US $7,795,975 for the two rigs only and waiving of US $572,805 of the credit facility to the other income (Note 16).

Bronco credit facility is to be paid on quarterly equal installments where the last installment is due on 2 February 2011.

The outstanding balance due to the sellers at 31 December 2009 is US $2.642,675 (2008: US $12,408,456).

iii)	Long-term debt fair values

The carrying amounts of the long-term debt approximate their fair value as all long-term debts are under floating rates.

12.	Trade and other payables

	2009	2008

Trade payables	9,409,407	6,928,716
Other credit balances	2,908,720	4,927,380
Accrued expenses	1,521,060	2,204,724
Accrued interest	57,872	-
Total	13,897,059	14,060,820
13.	Taxation

Each Branch of the Group determines its tax obligations according to the Branches’ location, as the Parent itself is free of tax in the Isle of Man.

Challenger Limited Free Zone – Eqypt Branch is exempted from Egyptian corporate tax for ten years started from 27 January 2004 up till 26 January 2014.

Challenger Limited - Libya Branch is subject to corporate income tax at progressive tax rates, in addition to a Jehad tax of 4% of the taxable income.  Total income tax for the Year amounted to US $2,577,371 (2008: US $3,389,127).  During 2009, the Branch had received the final settlement from the Libyan Tax Authority for the fiscal years till 2007 and the preliminary assessment from the Tax Authority for the year 2008.

The tax liabilities are subject to the final outcome of the tax assessment process.  Management however believes that adequate provision is made within these financial statements for all expected taxes due.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

Current tax liabilities

	2009	2008

Balance at 1 January	4,062,411	2,869,643
Current Income tax expense	2,577,371	3,389,127
Payment to Tax Authority	(1,720,109)	(2,196,359)
Total	4,919,673	4,062,411

Income Tax

	2009	2008

Current tax	2,577,371	3,389,127
Total	2,577,371	3,389,127

The tax on the Group’s profit before tax differs from the theoretical amount that would arise using the weighted average tax rate applicable to the profits of the consolidated companies as follows:

	2009	2008

(Loss)/Profit before tax	5,632,039	10,664,514

Tax calculated at the domestic tax rate applicable in the respective countries	2,252,816	3,484,783
Tax effect of expenses not subject to tax	1,918,117	1,632,725
Tax effect of revenue not subject to tax	(1,593,562)	(1,728,381)
Tax charge	2,577,371	3,389,127

Challenger Limited Libya Branch is subject to income tax according to Libyan laws and regulations.  The rest of the Group is free of tax as located in the Isle of Man, Kingdom of Saudi Arabia and Egypt Free Zone.

14.	Related party transactions

Related parties are comprised of the following:

1.	Entities owned by Challenger Group L.T.D. or by it’s ultimate owners
2.	Challenger Saudi Arabia L.T.D. (subsidiary).
3.	Venture Capital Bank (shareholder).
4.	MENA Oil Drilling Company (shareholder).
5.	Bronco MENA Investment (shareholder) and its subsidiaries.

The following transactions were carried out with related parties:

i)	Due from related parties

	Company		Group
	2009	2008	2009	2008

Sogedico Company	687,043	519,044	687,043	519,044
Total	687,043	519,044	687,043	519,044

The outstanding balance due from related parties represent the transaction with Sogedico (entity owned by Challenger Group L.L.C.), where the Parent had contracted with Sogedico to provide Challenger Libya branch with civil work.  The service provided during the year is US $167,999 (2008: US $140,136).

The receivables from related parties are past due but not impaired amounting to US $687,043 (2008: US $519,044).  The receivables bear no interest, there are no provisions held against receivables from related parties (2008: Nil).

ii)	Due to related parties

In the prior years, the Parent  obtained financial support from the Group shareholders and one of their subsidiaries.  The financial support received was free from interest and payable on demand.

	Company		Group
	2009	2008	2009	2008

Bronco Mena Investment	2,062,577	2,874,253	2,062,577	2,874,253
Venture Capital Bank	337,500	187,500	337,500	187,500
Challenger Saudi Arabia Ltd.	397,451	397,451	-	-
Total	2,797,528	3,459,204	2,400,077	3,061,753

The outstanding balance due to Bronco Mena Investment represents management services with annual fee amounting to US $150,000, in addition to the services rendered Bronco according to agreement between the Parent and Bronco Mena Investment.

The payables to related parties arise mainly from purchase transactions and are past due but not impaired.  The payables bear  no interest.

iii)	Key management compensation
Key management includes direct and three ultimate beneficial owners of Challenger Group L.L.C.

According to the Board of Directors resolution dated 1 April 2004, each one of the three ultimate beneficial owners of Challenger Group L.L.C. is receiving a fixed annual remuneration amounting to US $300,000 regarding to his daily work and efforts in the Group business.

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

iv)	Loans from related parties

The Parent obtained financial support from its shareholders and their related entities in the form of loans.  The loans balances as at 31 December 2009 are as follows:

	Company		Group
	2009	2008	2009	2008

Loan from Bronco Drilling Company, Inc. (Note 11)	2,642,675	11,368,456	2,642,675	11,368,456
Loan from Hassan Tatanaki (Note 11)	-	5,000,000	-	5,000,000
Hays Trucking Inc.	-	1,040,000	-	1,040,000
Loan from Artworld Financial Corporation (Note 12)	-	470,093	-	470,093
Loan from Noreen Overseas Limited (Note 11)	-	221,286	-	221,286
Total	2,642,675	18,099,835	2,642,675	18,099,835

Artworld Financial Corporation and Noreen Overseas Limited are owned by Mr. Faiz Tatanaki, one of the three ultimate beneficial owners of Challenger group.All loans obtained from the ultimate beneficial owners and their companies were paid during 2009.

v)
The Parent rented the administrative building from Challenger Investments, which is fully owned by Mr. Hassan Tatanaki.  The administrative building rent expense for 2009 is US $110,122 (2008: US $102,918) with annual increase of 7%.  Such rent expenses are paid on due dates.

vi)
The Parent signed a contract with Venture Capital Bank – Bahrain (VCB) to provide management consultation services with an annual fee amounting to US $150,000.  VCB has a significant influence over the decisions of MENA Oil Drilling Company, a shareholder of the Parent.

15.	General and administrative expenses

	2009	2008
Tax calculated at the domestic tax rate applicable in the respective countries	2,252,816	3,484,783

The following expenses were included in the general and administrative expenses:

	2009	2008

Salaries and wages	3,444,759	3,763,139
Rent	523,132	738,535
Insurance expenses	126,807	132,767
Depreciation	79,589	73,268
Management fees	900,000	900,000

16.	Other Income

	2009	2008
Other income	1,424,469	137,252
Refund from insurance company	0	2,309,181
	1,424,469	2,446,433
17.	Other expense

	2009	2008
Write off for projects under construction	-	1,870,000
	-	1,870,000
18.	Finance income

	2009	2008
Interest income	4,632	46,015
Net foreign exchange gain on financing activity	329,257	-
	333,889	46,015

19.	Finance cost

	2009	2008
Interest expense	909,048	320,173
Net foreign exchange loss on financing activity	0	353,224
	909,048	673,397

20.	Staff costs

Staff costs are included in the statement of income under the following:

	2009	2008
Operating costs	9,193,819	8,297,876
General and administrative expenses	3,444,759	3,763,139
	12,638,578	12,061,015

CHALLENGER LIMITED, DOUGLAS, ISLE OF MAN
"PRIVATE COMPANY LIMITED BY SHARES" AND ITS SUBSIDIARY

Notes to the financial statements-For the year ended 31 December 2009

(In the notes all amounts are shown in US Dollars unless otherwise stated)

21.	Income statement by nature

	2009	2008

Operating revenues	55,531,321	73,071,917
Other income	1,424,469	2,446,433
Foreign currency fluctuations	329,258	(353,224)
Interest income	4,632	46,015
Depreciation	(16,664,266)	(13,288,407)
Repair and maintenance	(16,087,668)	(20,740,080)
Salaries and wages	(7,780,012)	(6,837,310)
Rent	(4,092,958)	(4,202,060)
Catering	(3,386,934)	(3,537,669)
Income tax expense	(2,577,371)	(3,389,127)
Recruitment	(1,295,639)	(103,014)
Rigs fuel and oil	(1,232,864)	(1,320,769)
Consultancies	(1,083,617)	(587,274)
Stamp tax	(1,077,828)	(1,409,334)
Air tickets and trip allowances	(1,027,732)	(1,165,984)
Interest expense	(909,048)	(320,173)
Directors representation fees	(900,000)	(900,000)
Mobilization and demobilization	(751,440)	(1,041,265)
Social insurance	(737,252)	(701,018)
Transportation of rigs and employees and fuel	(718,509)	(681,768)
Insurance	(701,873)	(468,648)
Miscellaneous	(638,965)	(85,956)
Professional fees	(527,255)	(204,990)
Telecommunication	(515,680)	(513,249)
Courier, mail, and stamp	(443,136)	(6,253)
Bank charges and commissions	(391,548)	(423,743)
Public relation	(376,183)	(986,495)
Provision for GMRA service providers	(373,491)	(491,280)
Safety and security	(251,111)	(274,823)
Medical expense	(183,610)	(343,658)
Salary tax	(134,242)	(26,169)
Cars fuel and oil	(118,063)	(82,169)
Philanthropic expense	(107,176)	-
Freight	(104,898)	(823,509)
Accommodation	(101,516)	(218,827)
Marketing expense	(38,625)	-
Customs	(34,125)	(41,959)
Stationary	(33,642)	(64,092)
Licenses	(23,880)	(24,287)
Write off for projects under construction	-	(1,870,000)
Administrative expenses	-	(904,730)
Water	(18,816)	(43,068)
Training	(18,035)	(126,617)
Electricity	(15,330)	(22,794)
Gas	(14,000)	(11,860)
Advertising expense	(10,752)	(4,068)
(loss)/profit for the year	(8,209,410)	6,922,645

22.	Contingencies and commitments

Contingencies
At 31 December 2009, the Group had contingent liabilities in respect of bank, other guarantees and other matters arising in the ordinary course of business from which it is anticipated that no material liabilities will arise amounting to US $2,014,000 (2008: US $2,743,000).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bronco Drilling Company, Inc. has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRONCO DRILLING COMPANY, INC.

Date: April 30, 2010	By:	/S/ D. FRANK HARRISON
D. Frank Harrison Chairman and Chief Executive Officer