Form 10-Q
period 2010-05-07
Bronco Drilling Company, Inc.
filed 2010-05-07
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 28,434,449 shares of common stock were outstanding.

 BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$10,668	$9,497
Receivables
Trade and other, net of allowance for doubtful accounts of
$3,840 and $3,576 in 2010 and 2009, respectively	16,078	15,306
Affiliate receivables	2,735	9,620
Unbilled receivables	762	828
Income tax receivable	9,218	3,800
Current deferred income taxes	1,301	1,360
Current maturities of note receivable from affiliate	2,035	2,000
Prepaid expenses	1,087	666

Total current assets	43,884	43,077

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	446,507	440,760
Transportation, office and other equipment	42,013	42,354
	488,520	483,114
Less accumulated depreciation	153,735	145,918
	334,785	337,196

OTHER ASSETS
Note receivable from affiliate, less current maturities	-	517
Investment in Challenger	39,116	39,714
Investment in Bronco MX	22,025	21,407
Debt issue costs and other	3,194	3,672
	64,335	65,310

	$443,004	$445,583

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,209	$9,756
Accrued liabilities	7,467	7,952
Current maturities of long-term debt	90	89

Total current liabilities	14,766	17,797

LONG-TERM DEBT, less current maturities and discount	57,017	51,814

WARRANT	2,557	2,829

DEFERRED INCOME TAXES	34,590	32,872

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 27,026 and 26,713 shares
issued and outstanding at March 31, 2010 and December 31, 2009	271	270

Additional paid-in capital	307,707	307,313

Accumulated other comprehensive income	1,365	538

Retained earnings	24,731	32,150
Total stockholders' equity	334,074	340,271

	$443,004	$445,583

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
REVENUES
Contract drilling revenues	$22,498	$47,826
Well service	-	2,779
	22,498	50,605
EXPENSES
Contract drilling	18,419	29,844
Well service	180	2,315
Depreciation and amortization	9,256	12,526
General and administrative	4,735	5,188
Gain on Bronco MX transaction	(1,058)	-
	31,532	49,873

Income (loss) from operations	(9,034)	732

OTHER INCOME (EXPENSE)
Interest expense	(1,456)	(2,299)
Interest income	46	1
Equity in income (loss) of Challenger	(599)	412
Equity in loss of Bronco MX	(209)	-
Other	48	(566)
Change in fair value of warrant	272	-
	(1,898)	(2,452)
Loss before income taxes	(10,932)	(1,720)
Income tax benefit	(3,513)	(11)

NET LOSS	$(7,419)	$(1,709)

Loss per common share-Basic	$(0.28)	$(0.06)

Loss per common share-Diluted	$(0.28)	$(0.06)

Weighted average number of shares outstanding-Basic	26,850	26,589

Weighted average number of shares outstanding-Diluted	26,850	26,589

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
				Accumulated
			Additional	Other		Total
	Common	Common	Paid In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of January 1, 2010	26,713	$270	$307,313	$538	$32,150	$340,271

Net loss	-	-	-	-	(7,419)	(7,419)

Other Comprehensive Income:
Foreign currency translation adjustment	-	-	-	827	-	827
Total Comprehensive Income (Loss)						(6,592)

Stock compensation	313	1	394	-	-	395

Balance as of March 31, 2010	27,026	$271	$307,707	$1,365	$24,731	$334,074

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,419)	$(1,709)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	9,507	12,731
Bad debt expense	1,014	635
Loss (gain) on sale of assets	263	(166)
Equity in loss (income) of Challenger	599	(412)
Equity in loss of Bronco MX	209	-
Change in fair value of warrant	(272)	-
Gain on Bronco MX transaction	(1,058)	-
Imputed interest expense	225	-
Stock compensation	395	751
Deferred income taxes	1,777	(37)
Changes in current assets and liabilities:
Receivables	(1,585)	25,550
Affiliate receivables	6,885	-
Unbilled receivables	65	1,095
Prepaid expenses	(422)	(846)
Other assets	159	442
Accounts payable	(3,655)	(13,948)
Accrued expenses	(484)	(3,894)
Income taxes receivable	(5,418)	26

Net cash provided by operating activities	782	20,218

Cash flows from investing activities:
Proceeds from sale of assets	3,287	489
Purchase of property and equipment	(7,876)	(3,130)

Net cash used in investing activities	(4,589)	(2,641)

Cash flows from financing activities:
Proceeds from borrowings	5,000	-
Payments of debt	(22)	(5,025)

Net cash provided by (used in) financing activities	4,978	(5,025)

Net increase in cash and cash equivalents	1,171	12,552

Beginning cash and cash equivalents	9,497	26,676

Ending cash and cash equivalents	$10,668	$39,228

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$1,255	$2,256
Income taxes paid	128	-
Supplementary disclosure of non-cash investing and financing:
Purchase of property and equipment in accounts payable	1,110	1,433

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

    In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2010, the related results of operations for the three months ended March 31, 2010 and 2009 and the cash flows for the three months ended March 31, 2010 and 2009.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In preparing the accompanying unaudited consolidated financial statements, we have reviewed, as we have determined necessary, events that have occurred after March 31, 2010 through the filing of this Form 10-Q.

    The results of operations for the three months ended March 31, 2010 are not necessarily an indication of the results expected for the full year.

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Property and Equipment

    Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling and workover rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $27,148 and $26,038 as of March 31, 2010 and December 31, 2009, respectively.  Due to immateriality, gains and losses on dispositions, with the exception of the Bronco Drilling MX, S. de R.L. de C.V., or Bronco MX, transaction, described in more detail below, are included in contract drilling and well service revenues.

    The Company capitalizes interest as a component of the cost of drilling and workover rigs constructed for its own use.

    The Company evaluates for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing an impairment evaluation, the Company estimated the future undiscounted net cash flows from the use and eventual disposition of long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified.  If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then the Company would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The Company did not record an impairment charge on any long-lived assets for our contract land drilling or well servicing segments for the three months ended March 31, 2010.  The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

Income Taxes

    Pursuant to ASC Topic 740, Income Taxes, the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.  A statutory Federal tax rate of 35% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rates for all periods.  The Company’s effective income tax rate during the three months ended March 31, 2010 is higher than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain stock compensation expenses recorded for financial reporting purposes that are not deductible for tax purposes.

Comprehensive Income (Loss)

    Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income.  Other comprehensive income includes the translation adjustments of the financial statements of Bronco MX at December 31, 2009.  The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31,
	2010	2009
Net loss	$(7,419)	$(1,709)
Other comprehensive income - translation adjustment	827	-
Comprehensive loss	$(6,592)	$(1,709)

Equity Method Investments

    Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in income (loss) of Challenger” and “Equity in income (loss) of Bronco MX” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Challenger” and “Investment in Bronco MX” in the Company’s Consolidated Balance Sheets.

Recent Accounting Pronouncements

    In January 2010, the FASB issued a new accounting standard which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements.  Also required will be a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments.  Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance will be effective for fiscal years beginning after December 15, 2010.  The Company is currently evaluating the impact, if any, the adoption will have on our consolidated financial statements.

    In December 2009, the FASB issued a new accounting standard which updates the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about an reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This new standard is effective at the start of a reporting entity’s first fiscal year beginning after January 1, 2010.  The adoption of this standard did not impact our consolidated financial statements.

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

2. Equity Method Investments

    On January 4, 2008, we acquired a 25% equity interest in Challenger Limited, or Challenger, in exchange for six drilling rigs and cash.  The Company also sold to Challenger four drilling rigs and ancillary equipment.  The Company recorded equity in income (loss) of investment of $(599) and $412 for the three months ended March 31, 2010 and 2009, respectively, related to its equity investment in Challenger.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.

    The Company entered into a term note with Challenger related to the sale of four drilling rigs and ancillary equipment.  The term note bears interest at 8.5%.  Interest and principal payments of $529 on the note are due quarterly until maturity at February 2, 2011.  The note receivable is collateralized by the assets sold to Challenger.  The note receivable from Challenger at March 31, 2010 was $2,035, all of which was classified as current.  The note receivable from Challenger at December 31, 2009 was $2,517.

    On February 20, 2008, the Company entered into a Management Services Agreement and Master Services Agreement with Challenger.  The Company agreed to make available to Challenger certain employees of the Company for the purpose of providing land drilling services, certain business consulting services and managerial support to Challenger.  The Company invoices Challenger monthly for the services provided.  The Company had accounts receivable from Challenger of $2,196 and $2,499 at March 31, 2010 and December 31, 2009, respectively, related to these services provided.

    At March 31, 2010, the book value of the Company’s ordinary share investment in Challenger was $39,116.  The Company’s 25% interest of the net assets of Challenger was estimated to be $35,611.  The basis difference between the Company’s ordinary equity investment in Challenger and the Company’s 25% interest of the net assets of Challenger primarily consists of certain property, plant and equipment and accumulated depreciation in the amount of $3,626 and $121, respectively, at March 31, 2010.  These amounts are being amortized against the Company’s 25% interest of Challenger’s net income over the estimated useful lives of 15 years for the property, plant and equipment.  Amortization recorded during the three months ended March 31, 2010 and March 31, 2009 was $61 and $322, respectively.

    Summarized financial information of Challenger is presented below:

	Three Months Ended March 31,
	2010	2009
Condensed statement of operations:
Revenues	$9,875	$19,850
Gross margin	$2,030	$9,515
Net Income (loss)	$(2,153)	$2,937

	March 31,	December 31,
	2010	2009
Condensed balance sheet:
Current assets	$56,010	$59,971
Noncurrent assets	128,829	130,667
Total assets	$184,839	$190,638

Current liabilities	$21,675	$25,511
Noncurrent liabilities	20,722	20,531
Equity	142,442	144,596
Total liabilities and equity	$184,839	$190,638

    In September, 2009, Carso Infraestructura y Construcción, S.A.B. de C.V., or CICSA, purchased from us 60% of the outstanding membership interests of Bronco MX.  The Company owns the remaining 40% of the outstanding membership interests of Bronco MX.  Immediately prior to the sale of the membership interests in Bronco MX to CICSA, the Company contributed six drilling rigs (Nos. 4, 43, 53, 58, 60 and 72), and the future net profit from rig leases relating to three additional drilling rigs (Nos. 55, 76 and 78), which the Company contributed to Bronco MX upon the expiration of the leases relating to such rigs. The general specifications of the contributed rigs are as follows:

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

    The Company received $31,735 from CICSA in exchange for the 60% membership interest in Bronco MX, which included reimbursement for 60% of value added taxes previously paid by, or on behalf of, Bronco MX as a result of the importation to Mexico of the six drilling rigs that were contributed by the Company to Bronco MX.  Upon completion of the transaction, the Company treated Bronco MX as a deconsolidated subsidiary in order to compute a loss in accordance with ASC Topic 810, Consolidation, due to the Company not retaining a controlling financial interest in Bronco MX subsequent to the sale.  The Company recorded a net loss of $23,964 for the nine months ended September 30, 2009 relating to the transactions.  The loss was computed based on the proceeds received from CICSA of $31,735 and the value of the Company’s 40% retained interest in Bronco MX of $21,495 less the book value of the net assets of Bronco MX, including rigs contributed to Bronco MX, of $77,194.  The Company recorded a positive adjustment to the loss during the first quarter of 2010 of $1,058 due to post closing adjustments.  Fair value of the Company’s 40% investment in Bronco MX was estimated using a combination of income, or discounted cash flows approach, the market approach, which utilizes pricing of third-party transactions of comparable businesses or assets and the cost approach which considers replacement cost as the primary indicator of value. The analysis resulted in a fair value of $21,495 related to the Company’s 40% retained interest in Bronco MX.  At March 31, 2010, the book value of the Company’s ordinary share investment in Bronco MX was $22,025.  The Company recorded equity in loss of investment of $209 for the three months ended March 31, 2010 related to its equity investment in Bronco MX.  The Company’s investment in Bronco MX was increased by $827 as a result of a currency translation gain for the three months ended March 31, 2010.  The Company is in the process of gathering additional information in order to finalize the accounting related to these transactions.

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

    According to a Schedule 13D/A filed with the SEC on March 8, 2010 by Carlos Slim Helú, certain members of his family and affiliated entities (collectively, the “Slim Affiliates”), these individuals and entities collectively own approximately 19.99% of our common stock. CICSA is also a Slim Affiliate.

    Summarized financial information of Bronco MX is presented below:

	Three Months Ended
	March 31, 2010
Condensed statement of operations:
Revenues	$6,514
Gross margin	$(485)
Net Income (loss)	$(521)

	March 31,	December 31,
	2010	2009
Condensed balance sheet:
Current assets	$8,804	$8,931
Noncurrent assets	63,452	57,746
Total assets	$72,256	$66,677

Current liabilities	$3,873	$13,162
Noncurrent liabilities	13,399	-
Equity	54,984	53,515
Total liabilities and equity	$72,256	$66,677

3. Long-term Debt and Warrant

    Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
Revolving credit facility with Banco Inbursa S.A., collateralized by the Company's assets, and matures on September 17, 2014. Loans under the revolving credit
facility bear interest at variable rates as defined in the credit agreement. (1)	55,770	50,545

Note payable to Ameritas Life Insurance Corp., collateralized by a building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (2)	1,337	1,358

	$57,107	$51,903
Less current installments	90	89
	57,017	51,814

(1)
On September 18, 2009, the Company entered into a new senior secured revolving credit facility with Banco Inbursa S.A., or Banco Inbursa, as lender and as the issuing bank.  The Company utilized (i) borrowings under the credit facility, (ii) proceeds from the sale of the membership interests of Bronco MX and (iii) cash-on-hand to repay all amounts outstanding under the Company’s prior revolving credit agreement with Fortis Bank SA/NV, New York Branch, which was replaced by this credit facility.

The credit facility provides for revolving advances of up to $75,000 and matures on September 17, 2014.  The borrowing base under the credit facility has been initially set at $75,000, subject to borrowing base limitations.  Our availability under the credit facility is reduced by outstanding letters of credit which were approximately $11.5 million at March 31, 2010.  Outstanding borrowings under the credit facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances.  The effective interest rate was 6.50% at March 31, 2010.  The Company incurred $2,232 in debt issue costs related to this credit facility.

The Company pays a quarterly commitment fee of 0.5% per annum on the unused portion of the credit facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the credit facility was paid by the Company at closing. The Company’s domestic subsidiaries have guaranteed the loans and other obligations under the credit facility. The obligations under the credit facility and the related guarantees are secured by a first priority security interest in substantially all of the assets of the Company and its domestic subsidiaries, including the equity interests of the Company’s direct and indirect subsidiaries. Commitment fees expense for the three months ended March 31, 2010 was $10.

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

In conjunction with its entry into the credit facility, the Company entered into a Warrant Agreement with Banco Inbursa and, pursuant thereto, issued a three-year warrant (the “Warrant”) to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of Common Stock from the date of issuance of the Warrant (the “Issue Date”) through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. Banco Inbursa subsequently transferred the Warrant to CICSA.

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

The resulting discount to the revolving credit facility is amortized to interest expense over the term of the revolving credit facility such that, in the absence of any conversions, the carrying value of the revolving credit facility at maturity would be equal to $55,000.  Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of Eurodollar rate plus 6.25%.  Imputed interest expense recognized for the three months ended March 31, 2010 was $225.

In accordance with accounting standards, the Company revalued the Warrant as of March 31, 2010 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 50% and a risk free interest rate that ranged from 0.22% to 1.29%.  The fair value of the warrant was $2,557 at March 31, 2010.  The Company recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $272 for the three months ended March 31, 2010.

2)
On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building.  The loan provides for term installments in an aggregate not to exceed $1,590.

    Long-term debt maturing each year subsequent to March 31, 2010 is as follows:

2011	$90
2012	96
2013	102
2014	108
2015	55,885
2016 and thereafter	826
$57,107

4. Workers’ Compensation and Health Insurance

    The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $11,560 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. Accrued expenses at March 31, 2010 and December 31, 2009 included approximately $3,046 and $2,458, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

    On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $100 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at March 31, 2010 and December 31, 2009 included approximately $740 and $784, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

5. Transactions with Affiliates

    During 2009, the Company had six operating leases with affiliated entities.  As of January 9, 2010, these entities are no longer affiliated entities.  Related rent expense was approximately $143 for the three months ended March 31, 2009.

    The Company had receivables from affiliates of $2,735 and $9,620 at March 31, 2010 and December 31, 2009, respectively.

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

7. Business Segments

    The Company’s reportable business segments are contract land drilling and well servicing.  The contract land drilling segment utilizes a fleet of land drilling rigs to provide contract drilling services to oil and natural gas exploration and production companies.  During the three months ended March 31, 2010, our drilling rigs operated in Oklahoma, Texas, Utah, North Dakota, Louisiana, Pennsylvania, and West Virginia.  The well servicing segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas.  During the second quarter of 2009, the Company temporarily suspended its well servicing operations.  The Company intends to restructure this business unit in anticipation of more favorable market conditions.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services.

    The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Contract land drilling	Well servicing	Total
Three Months Ended March 31, 2010
Operating revenues	$22,498	$-	$22,498
Direct operating costs	(18,419)	(180)	(18,599)
Segment profits	$4,079	$(180)	$3,899
Depreciation and amortization	$7,799	$1,457	$9,256
Capital expenditures	$7,876	$-	$7,876
Identifiable assets	$395,273	$47,731	$443,004

Three Months Ended March 31, 2009
Operating revenues	$47,826	$2,779	$50,605
Direct operating costs	(29,844)	(2,315)	(32,159)
Segment profits	$17,982	$464	$18,446
Depreciation and amortization	$10,842	$1,684	$12,526
Capital expenditures	$2,908	$222	$3,130
Identifiable assets	$532,318	$57,355	$589,673

    The following table reconciles the segment profits above to the operating income as reported in the consolidated statements of operations:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Segment profits	$3,899	$18,446
General and administrative expenses	(4,735)	(5,188)
Depreciation and amortization	(9,256)	(12,526)
Gain on Bronco MX transaction	1,058	-
Operating income (loss)	$(9,034)	$732

8. Net Income Per Common Share

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by ASC Topic 260:

	Three Months Ended
	March 31,
	2010	2009
Basic:
Net loss	$(7,419)	$(1,709)

Weighted average shares	26,850	26,589

Loss per share	$(0.28)	$(0.06)

Diluted:
Net loss	$(7,419)	$(1,709)

Weighted average shares:
Outstanding (thousands)	26,850	26,589
Restricted Stock and Options (thousands)	-	-
	26,850	26,589

Loss per share	$(0.28)	$(0.06)

    The weighted average number of diluted shares excludes 55,873 and 19,857 shares for the three months ended March 31, 2010 and 2009, respectively, subject to restricted stock awards due to their antidilutive effects.

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

Fair Value on Recurring Basis

    The Company issued a Warrant in conjunction with its revolving credit facility with Banco Inbursa, which Banco Inbursa subsequently transferred to CICSA.  In accordance with accounting standards, the Company revalued the Warrant as of March 31, 2010 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using level 3 inputs.  The Company used a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 50% and a risk free interest rate that ranged from 0.22% to 1.29%.  The fair value of the Warrant was $2,557 at March 31, 2010.  The Company recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $272 for the three months ended March 31, 2010.

    The fair values of our cash equivalents, trade receivables and trade payables approximated their carrying values due to the short-term nature of these instruments.

10. Restricted Stock

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

    Under all restricted stock awards to date, nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards consist of our common stock that vest over a two or three year period.  Total shares available for future stock option grants and restricted stock grants to employees and directors under existing plans were 1,296,878 as of March 31, 2010.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the three months ended March 31, 2010 and 2009 was $395 and $751, respectively.  Restricted stock activity for the three months ended March 31, 2010 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	504,598	$7.67
Granted	-	-
Vested	(319,103)	7.71
Forfeited/expired	-	-

Outstanding at March 31, 2010	185,495	$5.28

    There was $816,189 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 0.55 years as of March 31, 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 15, 2010 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Overview

    We provide contract land drilling and workover services to independent oil and gas exploration and production companies throughout the United States. We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through March 2010. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our two drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.   As of April 30, 2010, we also owned a fleet of 60 trucks used to transport our rigs.

    We have a 40% equity investment in Bronco MX, a company organized under the laws of Mexico.  Bronco MX provides contract land drilling services and leases land drilling rigs to oil and natural gas companies in Mexico.  We also have a 25% equity investment in Challenger, a company organized under the laws of the Isle of Man.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.

Operating Segments

    We currently conduct our operations through two operating segments: contract land drilling and well servicing.  The following is a description of these two operating segments.  Financial information about our operating segments is included in Note 7, Business Segments, of the Notes to Consolidated Financial Statements.

    Contract Land Drilling – Our contract land drilling segment provides contract land drilling services.  As of April 30, 2010, we owned a fleet of 37 marketed land drilling rigs.  We currently operate our drilling rigs in North Dakota, Pennsylvania, West Virginia, New York, Oklahoma, Louisiana, Utah, and Texas.  A majority of the wells we drill for our customers are drilled in unconventional basins also known as resource plays.  These plays are generally characterized by complex geologic formations that often require higher horsepower, premium rigs and experienced crews to reach targeted depths.  Our current fleet of 37 marketed drilling rigs range from 950 to 2,000 horsepower.  Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required and have the capability of drilling horizontal and directional wells, which are increasing as a percentage of total wells drilled in North America.  We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.

    We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. We typically enter into drilling contracts that provide for compensation on a daywork basis. Occasionally, we enter into drilling contracts that provide for compensation on a footage basis.  We have not historically entered into turnkey contracts; however, we may decide to enter into such contracts in the future.  It is also possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although, we currently have 15 of our drilling rigs operating under term contracts, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

    For the three months ended March 31, 2010 and 2009 and years ended December 31, 2009, 2008 and 2007, our rig utilization rates, revenue days and average number of marketed rigs were as follows:

	Three Months Ended
	March 31,		Years Ended December 31,
	2010	2009	2009	2008	2007
Average number of marketed rigs	37	45	44	44	51
Revenue days	1,428	2,362	5,699	12,712	14,245
Utilization Rates	43%	58%	36%	79%	76%

    The decrease in the number of revenue days for the three month-period ended March 31, 2010 as compared to the same period in 2009 is primarily attributable to the sharp decrease in oil and natural gas prices beginning in the third quarter of 2008 through 2009 as well as the inability of most customers to obtain financing related to their drilling programs.  Additionally, the average number of rigs decreased due to the contribution of 9 rigs to Bronco MX in the third quarter of 2009.

    Well Servicing – Our well servicing segment is capable of providing a broad range of services to oil and natural gas exploration and production companies, including well maintenance, well workover, new well completion and plugging and abandonment.  We are able to provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Workover and completion services typically generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services tends to be cyclical and highly correlated to the overall activity level in the industry.

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

    Our well servicing rig fleet has increased from a weighted average number of 24 rigs in the first quarter of 2007 to 61 in the first quarter of 2010 due to newbuild purchases.  We gauge activity levels in our well servicing rig operations based on rig utilization rate.  We compute operating workover rig utilization rates by dividing revenue hours by total available hours during a period. Total available hours are the number of hours during the period that we have owned the operating workover rig based on a 50-hour work week per rig.

    For the three months ended March 31, 2010 and 2009 and years ended December 31, 2009, 2008 and 2007, our workover rig utilization rates, revenue hours and average number of operating workover rigs were as follows:

	Three Months Ended
	March 31,		Years Ended December 31,
	2010	2009	2009	2008	2007
Average number of operating workover rigs	-	52	52	52	33
Revenue hours	-	8,012	11,386	91,591	63,746
Utilization Rates	0%	24%	17%	68%	78%

    In June of 2009 management made the decision to temporarily suspended operations in the well servicing segment.  Market conditions had sharply deteriorated due to the rapid decrease in oil and natural gas prices which began in the third quarter of 2008, as well as the inability of most customers to obtain financing related to their drilling and workover programs.  Currently, Bronco senior management is rebuilding the management team within Bronco Energy Services. Several candidates have been identified to lead this division going forward. The plan for potential redeployment includes new geographic markets, a greater focus on completion services as well as the exploration of potential expansion into international markets where we feel we have a competitive advantage.

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

    Our business environment has been adversely affected by the decline in oil and natural gas prices and the deteriorating global economic environment beginning in the third quarter of 2008.  As part of this deterioration, there has been significant uncertainty in the capital markets and access to financing has been reduced.  As a result of these conditions, our customers have curtailed their exploration budgets, which resulted in a significant decrease in demand for our services, a reduction in revenue rates and utilization.  During the first three months of 2010 and 2009, the Company recorded $0 and $3.1 million, respectively, of contract drilling revenue related to terminated contracts.  Due to the current economic environment, certain customers may not be able to pay suppliers, including us, if they are not able to access capital to fund their business operations.

    On April 30, 2010, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $86.15 per barrel and $3.92 per MMbtu, respectively.  The Baker Hughes domestic land rig drilling rig count as of April 30, 2010 was 1,431.  Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.

    The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At March 31,	At December 31,
	2010	2009	2008	2007
Crude oil (Bbl)	$83.76	$79.36	$44.60	$95.98
Natural gas (Mmbtu)	$3.87	$5.57	$5.62	$7.48
U.S. Land Rig Count	1,391	1,150	1,653	1,719

    Increased expenditures for exploration and production activities generally lead to increased demand for our services. Until mid-2008, rising oil and natural gas prices and the corresponding increase in onshore oil and and natural gas exploration and production spending led to expanded drilling and well service activity as reflected by the increases in the U.S. land rig counts and U.S. workover rig counts over the previous several years.  Falling commodity prices and the oversupply of rigs, similar to what we have experienced since the beginning of the third quarter of 2008, generally leads to lower demand for our services.

    The decline in oil and natural gas prices and the deteriorating global economic environment resulted in reductions in our rig utilization and revenue rates in 2009.  Our near-term strategy is to maintain a strong balance sheet and ample liquidity.  Budgeted capital expenditures for 2010 and actual expenditures in 2009 represent a reduction from average historical levels and consist of routine capital expenditures necessary to maintain our equipment in safe and efficient working order and discretionary capital expenditures for new equipment or upgrades of existing equipment in order to make our rigs marketable to customers in areas identified as strategically important by management.  Management benchmarks each discretionary capital project against internal required rates of return on capital and/or strategic objectives.

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

    Revenue and Cost Recognition— Our contract land drilling segment earns revenues by drilling oil and natural gas wells for our customers typically under daywork contracts, which usually provide for the drilling of a single well. We occasionnaly enter into footage contracts, which also usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. Mobilization revenues and costs are deferred and recognized over the drilling days of the related drilling contract. Individual contracts are usually completed in less than 120 days. We follow the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, drilling revenues and costs related to a well in progress are recognized proportionately over the time it takes to drill the well. Percentage of completion is determined based upon the amount of expenses incurred through the measurement date as compared to total estimated expenses to be incurred drilling the well. Mobilization costs are not included in costs incurred for percentage-of-completion calculations. Mobilization costs on footage contracts and daywork contracts are deferred and recognized over the days of actual drilling. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. When estimates of revenues and expenses indicate a loss on a contract, the total estimated loss is accrued.

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

    We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. We had no footage contracts in progress at March 31, 2010 or December 31, 2009.  When we enter into footage contracts, we are more likely to encounter losses on them in years in which revenue rates are lower for all types of contracts.

    Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. At March 31, 2010 and December 31, 2009, our unbilled receivables totaled $762,000 and $828,000, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

    Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $3.8 million and $3.6 million at March 31, 2010 and December 31, 2009, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

    Asset Impairment and Depreciation— We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified.  If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. We did not record an impairment charge on any long-lived assets for our contract land drilling or well servicing segments for the three months ended March 31, 2010.  The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

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

    We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the three months ended March 31, 2010 and 2009, we did not capitalize any interest.

    Stock Based Compensation—We have adopted ASC Topic 718, Stock Compensation, upon granting our first stock options on August 16, 2005.  ASC Topic 718 requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $395,000 and $751,000 for the three months ended March 31, 2010 and 2009, respectively.

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

    Equity Method Investments—Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within our Consolidated Balance Sheets and Statements of Operations; however, our share of the earnings or losses of the Investee company is reflected in the captions “Equity in income (loss) of Bronco MX” and “Equity in income (loss) of Challenger” in the Consolidated Statements of Operations. Our carrying value in an equity method Investee company is reflected in the captions “Investment in Bronco MX” and “Investment in Challenger” in our Consolidated Balance Sheets.

    Other Accounting Estimates—Our other accrued expenses as of March 31, 2010 and December 31, 2009 included accruals of approximately $3.0 million and $2.5 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $11.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

    Recent Accounting Pronouncements—

    In January 2010, the FASB issued a new accounting standard which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements.  Also required will be a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments.  Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance will be effective for fiscal years beginning after December 15, 2010.  We are currently evaluating the impact, if any, the adoption will have on our consolidated financial statements.

    In December 2009, the FASB issued a new accounting standard which updates the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about an reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This new standard is effective at the start of a reporting entity’s first fiscal year beginning after January 1, 2010.  The adoption of this standard did not impact our consolidated financial statements.

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

Recent Highlights

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

Bronco MX Joint Venture

    In September of 2009, CICSA purchased 60% of the outstanding membership interests of Bronco MX from us.  The Company owns the remaining 40% of the outstanding membership interests of Bronco MX.  Immediately prior to the sale of the membership interests in Bronco MX to CICSA, the Company contributed six drilling rigs (Nos. 4, 43, 53, 58, 60 and 72), and the future net profit from rig leases relating to three additional drilling rigs (Nos. 55, 76 and 78), which the Company contributed to Bronco MX upon the expiration of the leases relating to such rigs.

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

Warrant Issuance

    In conjunction with its entry into the credit facility, the Company entered into a Warrant Agreement with Banco Inbursa and, pursuant thereto, issued a three-year warrant (the "Warrant") to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of the Company’s common stock, $0.01 par value per share (the "Common Stock") subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of Common Stock from the date of issuance of the Warrant (the "Issue Date") through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. The Warrant may be exercised by the payment of the exercise price in cash or through a cashless exercise whereby the Company withholds shares issuable under the Warrant having a value equal to the aggregate exercise price. Banco Inbursa subsequently transferred the Warrant to CICSA.

    The descriptions of the credit facility set forth herein are a summary, is not complete and are qualified in their entirety by reference to the full text of such agreements, which is filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2009.

Global Financial Markets

    Events, both within the United States and the world, have brought about significant and immediate changes in the global financial markets which in turn have affected the United States economy, our industry and us.  In the United States, these events and others have had a significant impact on the prices for oil and natural gas as reflected in the following table:

	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2010:
Second	$4.28	$3.91	$86.79	$81.45
First	$6.01	$3.84	$83.76	$71.19
2009:
Fourth	$5.99	$4.25	$81.37	$69.57
Third	$4.88	$2.51	$74.37	$59.52
Second	$4.45	$3.25	$72.68	$45.88
First	$6.07	$3.63	$54.34	$33.98
2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99

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

 Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

    Contract Drilling Revenue. For the three months ended March 31, 2010, we reported contract drilling revenues of $22.5 million, a 53% decrease from revenues of $47.8 million for the same period in 2009. The decrease is primarily due to a decrease in average dayrates and total revenue days for the three months ended March 31, 2010 as compared to the same period in 2009. Average dayrates for our drilling services decreased $759, or 5%, to $15,949 for the three months ended March 31, 2010 from $16,708 in the same period in 2009. Revenue days decreased 40% to 1,428 days for the three months ended March 31, 2010 from 2,362 days during the same period in 2009. The decrease in the number of revenue days for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily due to a decrease in the utilization rate for the same period.  Utilization decreased to 43% for the three months ended March 31, 2010 from 58% for the same period in 2009.  The 26% decrease in utilization was primarily due to decrease in demand for our services related to a decline in drilling activity as a result of lower oil and natural gas prices and a more competitive market resulting from an increase in the supply of drilling rigs.  During the first quarter of 2009, the Company recorded $3.1 million of contract drilling revenue related to terminated contracts.

    Well Service Revenue.  For the three months ended March 31, 2010, we did not report any well service revenue compared to revenues of $2.8 million for the same period in 2009.  We temporarily suspended operations of our workover segment in June of 2009.

    Equity in Income (Loss) of Challenger.  Equity in loss of Challenger was $599,000 for the three months ended March 31, 2010 related to our investment in Challenger compared to equity in income of $412,000 for the three months ended March 31, 2009.  The equity in income (loss) of Challenger represents our 25% share of Challenger’s income (loss).  For the three months ended March 31, 2010, Challenger had operating revenues of $9.9 million and operating costs of $7.8 million compared to $19.8 million and $10.3 million for the three months ended March 31, 2009.

    Equity in Income (Loss) of Bronco MX.  Equity in loss of Bronco MX was $209,000 for the three months ended March 31, 2010 related to our investment in Bronco MX.  The equity in loss of Bronco MX represents our 25% share of Bronco MX’s loss.  For the three months ended March 31, 2010, Bronco MX had operating revenues of $6.5 million and operating costs of $7.0 million.

    Contract Drilling Expense. Direct rig cost decreased $11.4 million to $18.4 million for the three months ended March 31, 2010 from $29.8 million for the same period in 2009. This 38% decrease is primarily due to the decrease in revenue days for the three months ended March 31, 2010 as compared to the same period in 2009.  As a percentage of contract drilling revenue, drilling expense increased to 82% for the three-month period ended March 31, 2010 from 62% for the same period in 2009 due primarily to fixed costs on idle rigs.

    Well Service Expense. Well service expense decreased $2.1 million to $180,000 for the three months ended March 31, 2010 from $2.3 million for the same period in 2009.  We temporarily suspended operations of our workover segment in June of 2009.

    Depreciation and Amortization Expense. Depreciation expense decreased $3.2 million to $9.3 million for the three months ended March 31, 2010 from $12.5 million for the same period in 2009. The decrease is primarily due to the contribution of nine drilling rigs to Bronco MX in the third quarter of 2009.

    General and Administrative Expense. General and administrative expense decreased $453,000 million to $4.7 million for the three months ended March 31, 2010 from $5.2 million for the same period in 2009. The decrease is the result of a decrease in payroll and related costs of $549,000 and a decrease in stock compensation expense of $357,000.  The decrease in payroll and related costs is due to the overall decrease in activity for the company.  The decrease in stock compensation expense is primarily due to stock grants with higher grant date fair values becoming fully amortized.

    Interest Expense. Interest expense decreased $843,000 to $1.5 million for the three months ended March 31, 2010 from $2.3 million for the same period in 2009. The decrease is due to a decrease in the average outstanding balance under our revolving credit facilities.

    Income Tax Expense. We recorded an income tax benefit of $3.5 million for the three months ended March 31, 2010. This compares to an income tax benefit of $11,000 for the three months ended March 31, 2009.  This increase is primarily due to a $9.2 million increase in the pre-tax loss to a pre-tax loss of $10.9 million for the three months ended March 31, 2010 from a pre-tax loss of $1.7 million for the three months ended March 31, 2009.  The Company’s effective income tax rate is higher than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain stock compensation expenses recorded for financial reporting purposes that are not deductible for tax purposes.

Liquidity and Capital Resources

    Operating Activities. Net cash provided by operating activities was $782,000 for the three months ended March 31, 2010 as compared to $20.2 million in 2009. The decrease of $19.4 million from 2009 to 2010 was primarily due to a decrease in cash receipts from customers and higher cash payments to suppliers.

    Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used by investing activities was $4.6 million for the three months ended March 31, 2010 as compared to $2.6 million for the same period in 2009.   For the three months ended March 31, 2010, we used $7.9 million to purchase fixed assets.  This amount was offset by $3.3 million of proceeds received from the sale of assets.  For the three months ended March 31, 2009, we used $3.1 million to purchase fixed assets.  This amount was partially offset by $489,000 of proceeds received from the sale of assets.

    Financing Activities. Our cash flows provided by financing activities was $5.0 million for the three months ended March 31, 2010 as compared to $5.0 million used by financing activities for the same period in 2009.  For the three months ended March 31, 2010 our net cash provided by financing activities related to borrowings of $5.0 million under our credit facility with Banco Inbursa.    For the three months ended March 31, 2009, our net cash used in financing activities related to principal payments of $5.0 million to various lenders.

    Sources of Liquidity. Our primary sources of liquidity are cash from operations and debt and equity financing.

    Debt Financing.  On September 18, 2009, we entered into a new senior secured revolving credit facility with Banco Inbursa, as lender and as the issuing bank.  We utilized (i) borrowings under the credit facility, (ii) proceeds from the sale of the membership interests of Bronco MX, and (iii) cash-on-hand to repay all amounts outstanding under our prior revolving credit agreement with Fortis Bank SA/NV, which has been replaced by the credit facility.

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

    We pay a quarterly commitment fee of 0.5% per annum on the unused portion of the credit facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the credit facility was paid by us at closing. Our domestic subsidiaries have guaranteed the loans and other obligations under the credit facility. The obligations under the credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets and our domestic subsidiaries, including the equity interests of our direct and indirect subsidiaries.

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

    In conjunction with our entry into the credit facility, we entered into a Warrant Agreement, pursuant to which we, issued a three-year warrant (the “Warrant”) to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of our common stock, $0.01 par value per share (the “Common Stock”), subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of Common Stock from the date of issuance of the Warrant (the "Issue Date") through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. The Warrant may be exercised by the payment of the exercise price in cash or through a cashless exercise whereby we withhold shares issuable under the Warrant having a value equal to the aggregate exercise price. Banco Inbursa subsequently transferred the Warrant to CICSA.

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

    In accordance with accounting standards, we revalued the Warrant as of March 31, 2010 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.22% to 1.29%.  The fair value of the Warrant was $2.6 million at March 31, 2010.  We recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $272,000 for the three months ended March 31, 2010.

    The description of the credit facility set forth herein is a summary, is not complete and is qualified in its entirety by reference to the full text of such agreement, which was filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2009.

    We are party to a term loan agreement with Ameritas Life Insurance Corp. for an aggregate principal amount of approximately $1.6 million related to the acquisition of a building. This term loan is payable in 166 monthly installments, matures in 2021 and has an interest rate of 6%.

    Working Capital.  Our working capital was $29.1 million at March 31, 2010 compared to $25.3 million at December 31, 2009.  Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 3.0 at March 31, 2010 compared to 2.4 at December 31, 2009.

    We believe that the liquidity shown on our balance sheet as of March 31, 2010, which includes approximately $29.1 million in working capital (including $10.7 million in cash) and availability under our $75.0 million credit facility of $3.4 million at March 31, 2010 (net of outstanding letters of credit of $11.6 million), together with cash expected to be generated from operations, provides us with sufficient ability to fund our operations for at least the next twelve months.  However, additional capital may be required for future rig acquisitions.  While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us.  The changes in the components of our working capital were as follows (amounts in thousands):

	March 31,	December 31,
	2010	2009	Change
Cash and cash equivalents	$10,668	$9,497	$1,171
Trade and other receivables	16,078	15,306	772
Affiliate receivables	2,735	9,620	(6,885)
Unbilled receivables	762	828	(66)
Income tax receivable	9,218	3,800	5,418
Current deferred income taxes	1,301	1,360	(59)
Current maturities of note receivable	2,035	2,000	35
Prepaid expenses	1,087	666	421
Current assets	43,884	43,077	807

Current debt	90	89	1
Accounts payable	7,209	9,756	(2,547)
Accrued liabilities and deferred revenues	7,467	7,952	(485)
Current liabilities	14,766	17,797	(3,031)

Working capital	$29,118	$25,280	$3,838

    The decrease in affiliate receivables was due to a payment received from Bronco MX in January in the amount of $6.9 million related to labor services provided Bronco MX and reimbursement of various capital expenditures and operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

    We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin of 5.80%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $368,000 annually, based on the $60.0 million outstanding in the aggregate under our credit facility as of March 31, 2010.

Item 4. Controls and Procedures

    Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures are effective.

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

    Changes in Internal Control over Financial Reporting.

    There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

    Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

    There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Reserved

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

+10.1
Amended and Restated Employment Agreement, dated January 6, 2010, by and between the Company and Matthew S. Porter  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on April 21, 2010).

+10.2
Amended and Restated Employment Agreement, dated April 19, 2010, by and between the Company and Frank Harrison (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on April 21, 2010).

10.3
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

*	Filed herewith.

+	Management contract, compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2010	BRONCO DRILLING COMPANY, INC.

	By:	/s/ Matthew S. Porter
Matthew S. Porter
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: May 7, 2010	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)