Form 10-Q
period 2010-06-30
Bronco Drilling Company, Inc.
filed 2010-08-06
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 28,434,449 shares of common stock were outstanding.

BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$6,850	$9,497
Receivables
Trade and other, net of allowance for doubtful accounts of
$4,432 and $3,576 in 2010 and 2009, respectively	20,160	15,306
Affiliate receivables	2,233	9,620
Unbilled receivables	1,088	828
Income tax receivable	4,973	3,800
Current deferred income taxes	3,747	1,360
Current maturities of note receivable from affiliate	1,542	2,000
Prepaid expenses	1,066	666

Total current assets	41,659	43,077

PROPERTY AND EQUIPMENT - AT COST
Drilling rigs and related equipment	396,795	386,514
Transportation, office and other equipment	18,353	18,602
	415,148	405,116
Less accumulated depreciation	130,325	116,455
	284,823	288,661

OTHER ASSETS
Note receivable from affiliate, less current maturities	-	517
Investment in Challenger	38,402	39,714
Investment in Bronco MX	21,441	21,407
Debt issue costs and other	3,037	3,672
Non-current assets held for sale	22,215	48,535
	85,095	113,845

	$411,577	$445,583

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,591	$9,756
Accrued liabilities	8,665	7,952
Current maturities of long-term debt	92	89

Total current liabilities	17,348	17,797

LONG-TERM DEBT, less current maturities and discount	44,219	51,814

WARRANT	2,285	2,829

DEFERRED INCOME TAXES	34,771	32,872

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 27,176 and 26,713 shares
issued and outstanding at June 30, 2010 and December 31, 2009	274	270

Additional paid-in capital	309,027	307,313

Accumulated other comprehensive income	859	538

Retained earnings	2,794	32,150
Total stockholders' equity	312,954	340,271

	$411,577	$445,583

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
REVENUES
Contract drilling revenues	$29,938	$25,894	$52,233	$71,175

EXPENSES
Contract drilling	23,115	17,157	41,275	44,691
Depreciation and amortization	7,645	9,403	15,350	19,307
General and administrative	5,015	3,718	9,232	7,604
Loss on Bronco MX transaction	1,223	-	165	-
	36,998	30,278	66,022	71,602

Loss from continuing operations	(7,060)	(4,384)	(13,789)	(427)

OTHER INCOME (EXPENSE)
Interest expense	(1,434)	(1,821)	(2,890)	(4,050)
Interest income	36	163	82	164
Equity in loss of Challenger	(713)	(969)	(1,312)	(557)
Equity in loss of Bronco MX	(78)	-	(287)	-
Other	70	258	118	(325)
Change in fair value of warrant	272	-	544	-
	(1,847)	(2,369)	(3,745)	(4,768)
Loss from continuing operations before income tax	(8,907)	(6,753)	(17,534)	(5,195)
Income tax benefit	(2,341)	(2,361)	(4,962)	(1,104)

Loss from continuing operations	(6,566)	(4,392)	(12,572)	(4,091)
Loss from discontinued operations, net of tax	(15,371)	(2,766)	(16,784)	(4,777)
NET LOSS	$(21,937)	$(7,158)	$(29,356)	$(8,868)

Loss per common share-Basic
Continuing operations	$(0.24)	$(0.17)	$(0.47)	$(0.15)
Discontinued operations	(0.57)	(0.10)	(0.62)	(0.18)
Loss per common share-Basic	$(0.81)	$(0.27)	$(1.09)	$(0.33)

Loss per common share-Diluted
Continuing operations	$(0.24)	$(0.17)	$(0.47)	$(0.15)
Discontinued operations	(0.57)	(0.10)	(0.62)	(0.18)
Loss per common share-Diluted	$(0.81)	$(0.27)	$(1.09)	$(0.33)

Weighted average number of shares outstanding-Basic	27,145	26,657	26,998	26,623

Weighted average number of shares outstanding-Diluted	27,145	26,657	26,998	26,623

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common	Common	Paid In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of January 1, 2010	26,713	$270	$307,313	$538	$32,150	$340,271

Net loss	-	-	-	-	(29,356)	(29,356)

Other Comprehensive Income:
Foreign currency translation adjustment	-	-	-	321	-	321
Total Comprehensive Income (Loss)						(29,035)

Stock compensation	463	4	1,714	-	-	1,718

Balance as of June 30, 2010	27,176	$274	$309,027	$859	$2,794	$312,954

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities from continuing operations:
Net loss	$(29,356)	$(8,868)
Adjustments to reconcile net loss to net cash
provided by operating activities from continuing operations:
Loss from discontinued operations, net of tax	16,784	4,777
Depreciation and amortization	15,784	19,709
Bad debt expense	1,748	(50)
Loss (gain) on sale of assets	(283)	119
Equity in loss of Challenger	1,312	557
Equity in loss of Bronco MX	287	-
Change in fair value of warrant	(544)	-
Loss on Bronco MX transaction	165	-
Imputed interest expense	451	-
Stock compensation	1,718	1,608
Deferred income taxes	8,935	(1,485)
Changes in current assets and liabilities:
Receivables	(6,845)	30,666
Affiliate receivables	7,387	-
Unbilled receivables	(260)	2,432
Prepaid expenses	(537)	(365)
Other assets	(96)	450
Accounts payable	(1,791)	(20,902)
Accrued expenses	1,020	(6,170)
Income taxes receivable	-	522
Net cash provided by operating activities from continuing operations	15,879	23,000

Cash flows from investing activities from continuing operations:
Principal payments on note receivable	975	2,142
Proceeds from sale of assets	3,910	335
Purchase of property and equipment	(15,287)	(6,114)
Net cash used in investing activities from continuing operations	(10,402)	(3,637)

Cash flows from financing activities from continuing operations:
Proceeds from borrowings	5,000	-
Payments of debt	(13,044)	(41)
Net cash used in financing activities from continuing operations	(8,044)	(41)

Net increase (decrease) in cash and cash equivalents from continuing operations	(2,567)	19,322

Cash flows from discontinued operations:
Operating cash flows	(80)	6,203
Investing cash flows	-	(831)
Financing cash flows	-	(5,005)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(80)	367

Increase (decrease) in cash and cash equivalents	(2,647)	19,689

Beginning cash and cash equivalents	9,497	26,676

Ending cash and cash equivalents	$6,850	$46,365

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$2,650	$5,318
Income taxes (refunded) paid	(13,897)	(143)
Supplementary disclosure of non-cash investing and financing:
Purchase of property and equipment in accounts payable	1,828	552
Reduction of receivable for property and equipment	-	5,040

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

    In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2010, the related results of operations for the three and six months ended June 30, 2010 and 2009 and the cash flows for the six months ended June 30, 2010 and 2009.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In preparing the accompanying unaudited consolidated financial statements, we have reviewed, as we have determined necessary, events that have occurred after June 30, 2010 through the filing of this Form 10-Q.  Prior year amounts have been restated to conform to the current period presentation.

    The results of operations for the three and six months ended June 30, 2010 are not necessarily an indication of the results expected for the full year.

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Property and Equipment

    Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling and workover rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $25,356 and $26,038 as of June 30, 2010 and December 31, 2009, respectively.  Due to immateriality, gains and losses on dispositions, with the exception of the Bronco Drilling MX, S. de R.L. de C.V., or Bronco MX, transaction, described in more detail below, are included in contract drilling and well service revenues.

    The Company capitalizes interest as a component of the cost of drilling and workover rigs constructed for its own use.

    The Company evaluates for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing an impairment evaluation, the Company estimates the future undiscounted net cash flows from the use and eventual disposition of long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified.  If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then the Company would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The Company did not record an impairment charge on any long-lived assets for our contract land drilling segment for the six months ended June 30, 2010.  See Note 7, Discontinued Operations, for discussion of well servicing segment property and equipment impairment relating to its classification as held for sale.  The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

Income Taxes

    Pursuant to ASC Topic 740, Income Taxes, the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.  A statutory Federal tax rate of 35% and effective state tax rate of 3.7% (net of Federal income tax effects) were used for the enacted tax rates for all periods.  The Company’s effective income tax rate during the three and six months ended June 30, 2010 is higher than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain stock compensation expenses recorded for financial reporting purposes that are not deductible for tax purposes.

Comprehensive Income (Loss)

    The Company has an equity investment in a Mexican entity whose functional currency is the peso. The assets and liabilities of the Mexican investment are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates. Mexican income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders' equity. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income.  Other comprehensive income includes the translation adjustments of the financial statements of Bronco MX at June 30, 2010 and December 31, 2009.  The following table sets forth the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(21,937)	$(7,158)	$(29,356)	$(8,868)
Other comprehensive income - translation adjustment	(506)	-	321	-
Comprehensive loss	$(22,443)	$(7,158)	$(29,035)	$(8,868)

Equity Method Investments

    Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in loss of Challenger” and “Equity in loss of Bronco MX” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Challenger” and “Investment in Bronco MX” in the Company’s Consolidated Balance Sheets.

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

2. Equity Method Investments

    On January 4, 2008, we acquired a 25% equity interest in Challenger Limited, or Challenger, in exchange for six drilling rigs and cash.  The Company also sold to Challenger four drilling rigs and ancillary equipment.  The Company recorded equity in loss of investment of $713 and $1,312 for the three and six months ended June 30, 2010, respectively, and $969 and $557 for the three and six months ended June 30, 2009, respectively, related to its equity investment in Challenger.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.

    The Company entered into a term note with Challenger related to the sale of four drilling rigs and ancillary equipment.  The term note bears interest at 8.5%.  Interest and principal payments of $529 on the note are due quarterly until maturity at February 2, 2011.  The note receivable is collateralized by the assets sold to Challenger.  The note receivable from Challenger at June 30, 2010 was $1,542, all of which was classified as current.  The note receivable from Challenger at December 31, 2009 was $2,517.

    On February 20, 2008, the Company entered into a Management Services Agreement and Master Services Agreement with Challenger.  The Company agreed to make available to Challenger certain employees of the Company for the purpose of providing land drilling services, certain business consulting services and managerial support to Challenger.  The Company invoices Challenger monthly for the services provided.  The Company had accounts receivable from Challenger of $2,233 and $2,499 at June 30, 2010 and December 31, 2009, respectively, related to these services provided.

    At June 30, 2010, the book value of the Company’s ordinary share investment in Challenger was $38,402.  The Company’s 25% interest of the net assets of Challenger was estimated to be $34,957.  The basis difference between the Company’s ordinary equity investment in Challenger and the Company’s 25% interest of the net assets of Challenger primarily consists of certain property, plant and equipment and accumulated depreciation in the amount of $3,626 and $181 at June 30, 2010.  These amounts are being amortized against the Company’s 25% interest of Challenger’s net income over the estimated useful lives of 15 years for the property, plant and equipment.  Amortization recorded during the three and six months ended June 30, 2010 was $60 and $121, respectively, and $322 and $644 for the three and six months ended June 30, 2009, respectively.

    Summarized financial information of Challenger is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Condensed statement of operations:
Revenues	$10,923	$11,800	$20,799	$31,650
Gross margin	$2,881	$2,823	$4,911	$12,338
Net Income (loss)	$(2,612)	$(2,589)	$(4,765)	$348

	June 30,	December 31,
	2010	2009
Condensed balance sheet:
Current assets	$55,206	$59,971
Noncurrent assets	128,329	130,667
Total assets	$183,535	$190,638

Current liabilities	$25,399	$25,511
Noncurrent liabilities	18,306	20,531
Equity	139,830	144,596
Total liabilities and equity	$183,535	$190,638

In September, 2009, Carso Infraestructura y Construcción, S.A.B. de C.V., or CICSA, purchased from us 60% of the outstanding membership interests of Bronco MX.  Upon closing of the transaction, the Company owned the remaining 40% of the outstanding membership interests of Bronco MX.  Immediately prior to the sale of the membership interests in Bronco MX to CICSA, the Company contributed six drilling rigs (Nos. 4, 43, 53, 58, 60 and 72), and the future net profit from rig leases relating to three additional drilling rigs (Nos. 55, 76 and 78), which the Company contributed to Bronco MX upon the expiration of the leases relating to such rigs. The general specifications of the contributed rigs are as follows:

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

    The Company received $31,735 from CICSA in exchange for the 60% membership interest in Bronco MX, which included reimbursement for 60% of value added taxes previously paid by, or on behalf of, Bronco MX as a result of the importation to Mexico of the six drilling rigs that were contributed by the Company to Bronco MX.  Upon completion of the transaction, the Company treated Bronco MX as a deconsolidated subsidiary in order to compute a loss in accordance with ASC Topic 810, Consolidation, due to the Company not retaining a controlling financial interest in Bronco MX subsequent to the sale.  The Company recorded a net loss of $23,964 for the nine months ended September 30, 2009 relating to the transactions.  The loss was computed based on the proceeds received from CICSA of $31,735 and the value of the Company’s 40% retained interest in Bronco MX of $21,495 less the book value of the net assets of Bronco MX, including rigs contributed to Bronco MX, of $77,194.  The Company recorded a negative adjustment to the loss during the first six months of 2010 of $165 due to post closing adjustments.  Fair value of the Company’s 40% investment in Bronco MX was estimated using a combination of income, or discounted cash flows approach, the market approach, which utilizes pricing of third-party transactions of comparable businesses or assets and the cost approach which considers replacement cost as the primary indicator of value. The analysis resulted in a fair value of $21,495 related to the Company’s 40% retained interest in Bronco MX.  At June 30, 2010, the book value of the Company’s ordinary share investment in Bronco MX was $21,441.  The Company recorded equity in loss of investment of $78 and $287 for the three and six months ended June 30, 2010 related to its equity investment in Bronco MX.  The Company’s investment in Bronco MX was increased by $321 as a result of a currency translation gain for the six months ended June 30, 2010.  The Company is in the process of gathering additional information in order to finalize the accounting related to these transactions, including the allocation of the difference, if any, between the amount of the Company’s investment and the amount of the underlying equity in the net assets of Bronco MX.

    On July 1, 2010, CICSA contributed an additional five rigs to Bronco MX.  As a result of the contribution, the Company’s membership interest in Bronco MX was decreased to approximately 20%.

    Bronco MX is jointly managed, with CICSA having four representatives on its board of managers and the Company having one representative on its board of managers.  The Company and CICSA, and their respective affiliates, have agreed to conduct all future land drilling and workover rig services, rental, construction, refurbishment, transportation, trucking and mobilization in Mexico and Latin America exclusively through Bronco MX, subject to Bronco MX’s ability to perform.

    According to a Schedule 13D/A filed with the SEC on March 8, 2010 by Carlos Slim Helú, certain members of his family and affiliated entities (collectively, the “Slim Affiliates”), these individuals and entities collectively own approximately 19.99% of our common stock. CICSA is also a Slim Affiliate.

    Summarized financial information of Bronco MX is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Condensed statement of operations:
Revenues	$6,002	$12,516
Gross margin	$(52)	$(537)
Net loss	$(195)	$(716)

	June 30,	December 31,
	2010	2009
Condensed balance sheet:
Current assets	$10,334	$8,931
Noncurrent assets	60,658	57,746
Total assets	$70,992	$66,677

Current liabilities	$17,416	$13,162
Noncurrent liabilities	-	-
Equity	53,576	53,515
Total liabilities and equity	$70,992	$66,677

3. Long-term Debt and Warrant

    Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
Revolving credit facility with Banco Inbursa S.A., collateralized by the Company's assets, and matures on September 17, 2014. Loans under the revolving credit facility bear interest at variable rates as defined in the credit agreement. Presented net of discount
of $4,004 and $4,455 at June 30, 2010 and December 31, 2009, respectively. (1)	42,997	50,545

Note payable to Ameritas Life Insurance Corp., collateralized by a building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (2)	1,314	1,358
	$44,311	$51,903
Less current installments	92	89
	44,219	51,814

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

The credit facility provides for revolving advances of up to $75,000 and matures on September 17, 2014.  The borrowing base under the credit facility has been initially set at $75,000, subject to borrowing base limitations.  Our availability under the credit facility is reduced by outstanding letters of credit which were approximately $11,460 at June 30, 2010.  Outstanding borrowings under the credit facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances.  The effective interest rate was 6.79% at June 30, 2010.  The Company incurred $2,232 in debt issue costs related to this credit facility.

The Company pays a quarterly commitment fee of 0.5% per annum on the unused portion of the credit facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the credit facility was paid by the Company at closing. The Company’s domestic subsidiaries have guaranteed the loans and other obligations under the credit facility. The obligations under the credit facility and the related guarantees are secured by a first priority security interest in substantially all of the assets of the Company and its domestic subsidiaries, including the equity interests of the Company’s direct and indirect subsidiaries. Commitment fees expense for the three and six months ended June 30, 2010 was $5 and $14, respectively.

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

The resulting discount to the revolving credit facility is amortized to interest expense over the term of the revolving credit facility.  Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of Eurodollar rate plus 6.25%.  Imputed interest expense recognized for the three and six months ended June 30, 2010 was $226 and $451, respectively.

In accordance with accounting standards, the Company revalued the Warrant as of June 30, 2010 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 70% and a risk free interest rate that ranged from 0.16% to 0.69%.  The fair value of the warrant was $2,285 at June 30, 2010.  The Company recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $272 and $544, respectively, for the three and six months ended June 30, 2010.

(2)
On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building.  The loan provides for term installments in an aggregate not to exceed $1,590.

    Long-term debt maturing each year subsequent to June 30, 2010 is as follows:

2011	$92
2012	97
2013	103
2014	110
2015	43,113
2016 and thereafter	796
$44,311

4. Workers’ Compensation and Health Insurance

    The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $500 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $11,460 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. Accrued expenses at June 30, 2010 and December 31, 2009 included approximately $3,054 and $2,458, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.

    On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $125 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at June 30, 2010 and December 31, 2009 included approximately $584 and $784, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.

5. Transactions with Affiliates

    During 2009, the Company had six operating leases with affiliated entities.  As of January 9, 2010, these entities are no longer affiliated entities.  Related rent expense was approximately $143 and $286, respectively, for the three and six months ended June 30, 2009.

    The Company had receivables from affiliates of $2,233 and $9,620 at June 30, 2010 and December 31, 2009, respectively.

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

7. Discontinued Operations

Well Servicing

    In the second quarter of 2010, management determined that our well servicing business segment was no longer consistent with the Company’s long-term strategic objectives and that the Company should seek to market this business for sale.  During Q1 and Q2 2010 the market for workover services continued at depressed levels within the primary geographic market of our well servicing assets (Oklahoma).  Management determined that higher NPV projects were available within the core drilling segment of the business and chose to deploy capital in this segment rather than commit the capital required to restructure operations in the well servicing segment.  In late June management made a decision to market the assets constituting the well servicing segment for sale and redeploy the proceeds to reduce debt and to support the Company's core drilling business.

    Management does not expect to have significant continuing involvement with these assets after they are sold.  Based on these factors, management concluded that we met the criteria for presenting the well servicing property and equipment as held for sale and as discontinued operations and began presenting the well servicing property and equipment as held for sale in our Consolidated Balance Sheets and well servicing operating results as discontinued operations in our Consolidated Statements of Operations for all periods presented.  Well servicing was previously presented as its own reportable segment.

    Because the well servicing assets meet the held for sale criteria, the Company is required to present such assets, comprised of property and equipment, at the lower of carrying amount or fair value less the anticipated cost to sell.  In connection with its preparation of this quarterly report, the Company evaluated well servicing’s respective assets held for sale for impairment.  The Company’s analysis as of June 30, 2010 resulted in recognizing a $23,376 impairment charge ($14,329 after tax).  This charge is reflected as a component of loss from discontinued operations in the Company’s Consolidated Statements of Operations. The carrying amount of the well servicing assets held for sale, net of the impairment charge was $21,878 at June 30, 2010.  The results of operations for the three and six months ended June 30, 2010 and 2009 are below:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$-	$1,020	$-	$3,799

Impairment of assets held for sale	$23,376	$-	$23,376	$-

Loss from discontinued operations before income tax	$(24,730)	$(2,840)	$(26,703)	$(4,959)

    At June 30, 2010, the Company’s fair value estimate was derived from an appraisal performed specific to the property and equipment of the Company’s well servicing segment.  Refer to Note 9, Fair Value Measurements, for further discussion.

    In the third quarter of 2010, the Company continues to actively market the property and equipment of the Company’s well servicing segment.  The Company believes the sale continues to be probable within a year from the date on which we classified the well servicing property and equipment as held for sale.

Trucking Assets

    In July 2010, subsequent to the end of the Company’s second quarter, we completed the sale constituting all of the Company’s trucking assets, property and equipment, for $11,299 in cash, net of selling expenses of $403.  As drilling activity decreased in 2008 and 2009 the utilization of these trucking assets fell sharply.  The ongoing operating losses in our trucking division required resources to be directed away from the core drilling business.  As such, management made the decision in Q2 2010 to sell these assets as their operations were not considered core. Proceeds from this sale were used to repay existing indebtedness under our revolving credit facility with Banco Inbursa in July 2010.  Based on proceeds received and net book value of the property and equipment in the amount of $337, the Company anticipates recognizing a gain of $10,962 in the third quarter of 2010.  The Company does not anticipate having significant continuing involvement with the trucking assets after the equipment is sold.  Based on these factors, the Company concluded that we met the criteria for presenting our trucking assets as held for sale and as discontinued operations and began presenting the trucking assets as held for sale in our Consolidated Balance Sheets and the operating results of such assets as discontinued operations in our Consolidated Statements of Operations for all periods presented.  The trucking assets and operating activities were previously presented as part of our land drilling reportable segment.  The results of operations for the three and six months ended June 30, 2010 and 2009 are below:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$(25)	$604	$177	$3,148

Loss from discontinued operations before income tax	$(344)	$(1,674)	$(677)	$(2,832)

    Because the Company’s trucking assets meet the held for sale criteria, the Company is required to present such assets, comprised of property and equipment, at the lower of carrying amount or fair value less cost to sell.  There was no impairment necessary.

8. Net Income Per Common Share

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by ASC Topic 260:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic:
Continuing operations	$(6,566)	$(4,392)	$(12,572)	$(4,091)
Discontinued operations	(15,371)	(2,766)	(16,784)	(4,777)
Net loss	(21,937)	(7,158)	(29,356)	(8,868)

Weighted average shares	27,145	26,657	26,998	26,623

Continuing operation per share	$(0.24)	$(0.17)	$(0.47)	$(0.15)
Discontinued operations per share	(0.57)	(0.10)	(0.62)	(0.18)
Net loss per share	$(0.81)	$(0.27)	$(1.09)	$(0.33)

Diluted:
Continuing operations	$(6,566)	$(4,392)	$(12,572)	$(4,091)
Discontinued operations	(15,371)	(2,766)	(16,784)	(4,777)
Net loss	(21,937)	(7,158)	(29,356)	(8,868)

Weighted average shares:
Outstanding (thousands)	27,145	26,657	26,998	26,623
Restricted Stock and Options (thousands)	-	-	-	-
	27,145	26,657	26,998	26,623

Continuing operation per share	$(0.24)	$(0.17)	$(0.47)	$(0.15)
Discontinued operations per share	(0.57)	(0.10)	(0.62)	(0.18)
Net loss per share	$(0.81)	$(0.27)	$(1.09)	$(0.33)

    The weighted average number of diluted shares excludes 81,856 and 94,515 for the three and six months ended June 30, 2010, respectively, and 68,980 and 52,881 shares for the three and six months ended June 30, 2009, respectively, subject to restricted stock awards due to their antidilutive effects.

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

Fair Value on Recurring Basis

    The Company issued a Warrant in conjunction with its revolving credit facility with Banco Inbursa, which Banco Inbursa subsequently transferred to CICSA.  In accordance with accounting standards, the Company revalued the Warrant as of June 30, 2010 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using level 3 inputs.  The Company used a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the Warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 70% and a risk free interest rate that ranged from 0.16% to 0.69%.  The fair value of the Warrant was $2,285 at June 30, 2010 and $2,829 at December 31, 2009.  The Company recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $272 and $544, respectively, for the three and six months ended June 30, 2010.

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

    In the second quarter of 2010, management determined that our well servicing business segment was no longer consistent with the Company’s long-term strategic objectives and that the Company should seek to market this business for sale.  Because the well servicing property and equipment meets the held for sale criteria, the Company is required to present its assets held for sale at the lower of carrying amount or fair value less the anticipated cost to sell.  In connection with its preparation of this quarterly report, the Company evaluated well servicing’s respective assets held for sale for impairment.  The fair value of the well servicing assets was determined using level 3 inputs.  The Company engaged a third party independent appraisal company to determine the fair value of the well servicing assets.  The appraised value was based on an on-site inspection of the assets and market research and analysis of applicable data.  The Company’s analysis as of June 30, 2010 resulted in $23,376 impairment charge ($14,329 after tax).  This charge was recorded in the second quarter of 2010 and is reflected as a component of income (loss) from discontinued operations in the Company’s Consolidated Statements of Operations.

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

    Under all restricted stock awards to date, nonvested shares are subject to forfeiture for failure to fulfill service conditions.  Restricted stock awards consist of our common stock that vest over a two or three year period.  Total shares available for future stock option grants and restricted stock grants to employees and directors under existing plans were 73,878 as of June 30, 2010.  Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period.  Compensation expense for the three and six months ended June 30, 2010 was $1,323 and $1,718, respectively, and for the three and six months ended June 30, 2009 was $857 and $1,608, respectively.  Restricted stock activity for the six months ended June 30, 2010 was as follows:
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	504,598	$7.67
Granted	1,223,000	4.74
Vested	(469,103)	7.68
Forfeited/expired	-	-

Outstanding at June 30, 2010	1,258,495	$4.82

    There was $5,290 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.29 years as of June 30, 2010.

11. Subsequent Events

    In July 2010, subsequent to the end of the Company’s second quarter, we completed the sale of all of the Company’s trucking assets for $11,299 in cash, net of selling expenses.  Based on proceeds received, the Company anticipates recognizing a gain of $10,962 ($6,720 net of tax expense) in the third quarter of 2010.   Proceeds from this sale were used to prepay existing indebtedness under our revolving credit facility with Banco Inbursa in July 2010.

    On July 1, 2010, CICSA contributed an additional five rigs to Bronco MX.  As a result of the contribution, the Company’s membership interest in Bronco MX was decreased to approximately 20%.

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

Overview

    We provide contract land drilling services to independent oil and gas exploration and production companies throughout the United States. We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through June 2010. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to refurbish and repair our rigs and equipment in-house. This facility, which complements our two drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.

    We have a 20% equity investment in Bronco MX, a company organized under the laws of Mexico.  Bronco MX provides contract land drilling services and leases land drilling rigs to oil and natural gas companies in Mexico.  We also have a 25% equity investment in Challenger, a company organized under the laws of the Isle of Man.  Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.

Operating Segments

    We currently conduct our operations through one operating segment: contract land drilling.  In June of 2009 management made the decision to suspend operations in our well servicing segment as a consequence of market conditions sharply deteriorating due to the rapid decrease in oil and natural gas prices which began in the third quarter of 2008, as well as the inability of many customers to obtain financing related to their drilling and workover programs.

    Through the second quarter of 2010, Bronco senior management explored alternatives to restructure the well servicing segment. During Q1 and Q2 2010 the market for workover services continued at depressed levels within the primary geographic market of our well servicing assets (Oklahoma). Late in Q2 2010, management determined that higher NPV projects were available within the core drilling segment of the business and chose to deploy capital in this segment rather than commit the capital required to restructure operations in the well servicing segment.

    In late June, management made a decision to market the assets constituting the well servicing segment for sale and to redeploy the proceeds to reduce debt and to support the Company's core drilling business. We do not expect to have significant continuing involvement with these assets after they are sold.  Based on these factors, we concluded that we meet the criteria for presenting these assets as held for sale and as discontinued operations and began presenting well servicing assets and liabilities as held for sale in our Consolidated Balance Sheets and well servicing operating results as discontinued operations in our Consolidated Statements of Operations for all periods presented.

    As of April 30, 2010, we owned a fleet of 37 marketed land drilling rigs.  We currently operate our drilling rigs in North Dakota, Pennsylvania, West Virginia, New York, Oklahoma, Louisiana and Texas.  A majority of the wells we drill for our customers are drilled in unconventional basins also known as resource plays.  These plays are generally characterized by complex geologic formations that often require higher horsepower, premium rigs and experienced crews to reach targeted depths.  Our current fleet of 37 marketed drilling rigs range from 950 to 2,000 horsepower.  Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required and have the capability of drilling horizontal and directional wells, which are increasing as a percentage of total wells drilled in North America and are frequently utilized in unconventional resources plays.  We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.

    We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. We typically enter into drilling contracts that provide for compensation on a daywork basis. Occasionally, we enter into drilling contracts that provide for compensation on a footage basis.  We have not historically entered into turnkey contracts; however, we may decide to enter into such contracts in the future.  It is also possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although, we currently have 17 of our drilling rigs operating under term contracts, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

    For the three and six months ended June 30, 2010 and 2009 and years ended December 31, 2009, 2008 and 2007, our rig utilization rates, revenue days and average number of marketed rigs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Years Ended December 31,
	2010	2009	2010	2009	2009	2008	2007
Average number of marketed rigs	37	46	37	45	44	44	51
Revenue days	1,810	1,311	3,238	3,672	5,699	12,712	14,245
Utilization Rates	54%	32%	48%	45%	36%	79%	76%

    The increase in the number of revenue days for the three month-period ended June 30, 2010 as compared to the same period in 2009 is primarily attributable to the increase in oil and natural gas drilling activity in response to commodity prices and the availabilty of financing to our customers to fund their drilling programs.  Additionally, the average number of rigs decreased due to the contribution of 9 rigs to Bronco MX in the third quarter of 2009.

Market Conditions in Our Industry

    The United States contract land drilling industry is highly cyclical. Volatility in oil and natural gas prices can produce wide swings in the levels of overall drilling activity in the markets we serve and affect the demand for our drilling services and the revenue rates we can charge for our drilling rigs. The availability of financing sources, past trends in oil and natural gas prices and the outlook for future oil and natural gas prices strongly influence the capital expenditure budgets of the exploration and production companies our business depends upon.

    Our business environment has been adversely affected by the decline in oil and natural gas prices and the deterioration in the global economic environment beginning in the third quarter of 2008.  In response to this deterioration, there has been significant uncertainty in the capital markets and access to financing has been adversely impacted.  As a result of these conditions, our customers have curtailed their exploration budgets which resulted in a significant decrease in demand for our services and a reduction in revenue rates and utilization.  During the three and six months ended June 30, 2010, the Company did not record any contract drilling revenue related to terminated contracts and during the three and six months ended June 30, 2009, the Company recorded $3.1 million and $6.2 million, respectively, of contract drilling revenue related to terminated contracts.  Due to the current economic environment, certain customers may not be able to pay suppliers, including us, if they are not able to access capital to fund their business operations.

    On July 31, 2010, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $78.95 per barrel and $4.92 per MMbtu, respectively.  The Baker Hughes domestic land rig drilling rig count as of July 31, 2010 was 1,570.  Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.

    The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:
	At June 30,	At December 31,
	2010	2009	2008	2007
Crude oil (Bbl)	$75.63	$79.36	$44.60	$95.98
Natural gas (Mmbtu)	$4.62	$5.57	$5.62	$7.48
U.S. Land Rig Count	1,557	1,150	1,653	1,719

    Increased expenditures for exploration and production activities generally lead to increased demand for our services. Until mid-2008, rising oil and natural gas prices and the corresponding increase in onshore oil and and natural gas exploration and production spending led to expanded drilling activity as reflected by the increases in the U.S. land rig counts over the previous several years.  Falling commodity prices and the oversupply of rigs, similar to what we have experienced since the beginning of the third quarter of 2008, generally leads to lower demand for our services.

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

    Revenue and Cost Recognition— Our contract land drilling segment earns revenues by drilling oil and natural gas wells for our customers typically under daywork contracts, which usually provide for the drilling of a single well. We occasionally enter into footage contracts, which also usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. Mobilization revenues and costs are deferred and recognized over the drilling days of the related drilling contract. Individual contracts are usually completed in less than 120 days. We follow the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, drilling revenues and costs related to a well in progress are recognized proportionately over the time it takes to drill the well. Percentage of completion is determined based upon the amount of expenses incurred through the measurement date as compared to total estimated expenses to be incurred drilling the well. Mobilization costs are not included in costs incurred for percentage-of-completion calculations. Mobilization costs on footage contracts and daywork contracts are deferred and recognized over the days of actual drilling. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. When estimates of revenues and expenses indicate a loss on a contract, the total estimated loss is accrued.

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

    We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. We had no footage contracts in progress at June 30, 2010 or December 31, 2009.  When we enter into footage contracts, we are more likely to encounter losses on them in years in which revenue rates are lower for all types of contracts.

    Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. At June 30, 2010 and December 31, 2009, our unbilled receivables totaled $1.1 million and $828,000, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.

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

    Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable.  Our allowance for doubtful accounts was $4.4 million and $3.6 million at June 30, 2010 and December 31, 2009, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.

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

    Asset Impairment and Depreciation— We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified.  If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. We did not record an impairment charge on any long-lived assets for our contract land drilling segment for the six months ended June 30, 2010.  The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

    In the second quarter of 2010, management decided to sell the property and equipment of our well servicing segment.  Management determined that the business was no longer consistent with our long-term strategic objectives.  Since the well servicing property and equipment meets the held for sale criteria, we are required to present its property and equipment held for sale at the lower of carrying amount or fair value less cost to sell.  In connection with its preparation of this quarterly report, we evaluated well servicing’s respective assets held for sale for impairment.  We engaged a third party independent appraisal company to determine the fair value of the well servicing assets.  The analysis as of June 30, 2010 resulted in $23.4 million impairment charge ($14.3 million after tax).  This charge was recorded in the second quarter of 2010 and is reflected as a component of loss from discontinued operations in our Consolidated Statements of Operations.

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

    We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the three and six months ended June 30, 2010 and 2009, we did not capitalize any interest.

    Stock Based Compensation—We have adopted ASC Topic 718, Stock Compensation, upon granting our first stock options on August 16, 2005.  ASC Topic 718 requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award.  Stock compensation expense was $1.3 million and $1.7 million for the three and six months ended June 30, 2010, respectively, and $857,000 and $1.6 million for the three and six months ended June 30, 2009, respectively.

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

    Equity Method Investments—Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within our Consolidated Balance Sheets and Statements of Operations; however, our share of the earnings or losses of the Investee company is reflected in the captions “Equity in loss of Bronco MX” and “Equity in loss of Challenger” in the Consolidated Statements of Operations. Our carrying value in an equity method Investee company is reflected in the captions “Investment in Bronco MX” and “Investment in Challenger” in our Consolidated Balance Sheets.

    Other Accounting Estimates—Our other accrued expenses as of June 30, 2010 and December 31, 2009 included accruals of approximately $3.1 million and $2.5 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $500 per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $11.5 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts.  The letters of credit are typically renewed annually.  No amounts have been drawn under the letters of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.  We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents.  We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance.  Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

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

Recent Highlights

Well Servicing Segment

    In June 2009, management made the decision to temporarily suspend operations in the well servicing segment.  As previously discussed, market conditions had sharply deteriorated.  The dramatic decline in activity was evident as revenue hours decreased 87% from a peak of 25,533 hours in the third quarter of 2008 to 3,374 hours in the second quarter of 2009. This represents a utilization rate of 75% and 10% for the respective quarters.  The decrease in activity was coupled with similar erosions in pricing and margin.  As such, the segment was unable to generate adequate rates of return on capital in the near future.  Because the core drilling business is very capital intensive and was at the same time experiencing a similar slowdown, management felt it prudent to temporarily suspend operations in the well service segment.

    Through the second quarter of 2010, Bronco senior management explored alternatives to restructure the well servicing segment. During Q1 and Q2 2010 the market for workover services continued at depressed levels within the primary geographic market of our well servicing assets (Oklahoma). Late in Q2 2010, management determined that higher NPV projects were available within the core drilling segment of the business and chose to deploy capital in this segment rather than commit the capital required to restructure operations in the well servicing segment.

    In late June, management made a decision to market the assets constituting the well servicing segment for sale and to redeploy the proceeds to reduce debt and to support the Company's core drilling business. We do not expect to have significant continuing involvement with these assets after they are sold. Since the well servicing property and equipment meets the held for sale criteria, we are required to present its property and equipment held for sale at the lower of carrying amount or fair value less cost to sell.  Accordingly, in the second quarter of 2010, we evaluated well servicing’s respective assets held for sale for impairment.  We engaged a third party independent appraisal company to determine the fair value of the well servicing assets.  The analysis as of June 30, 2010 resulted in $23.4 million impairment charge ($14.3 million after tax).  This charge was recorded in the second quarter of 2010 and is reflected as a component of income (loss) from discontinued operations in the our Consolidated Statements of Operations.

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

    On July 1, 2010, CICSA contributed an additional five rigs to Bronco MX.  As a result of the contribution, the Company’s membership interest in Bronco MX was decreased to approximately 20%.

    Bronco MX is jointly managed, with CICSA having four representatives on its board of managers and the Company having one representative on its board of managers.  The Company and CICSA, and their respective affiliates, agreed to conduct all future land drilling and workover rig services, rental, construction, refurbishment, transportation, trucking and mobilization in Mexico and Latin America exclusively through Bronco MX, subject to Bronco MX’s ability to perform.

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

 Global Financial Markets

    Events, both within the United States and the world, have brought about significant and immediate changes in the global financial markets which in turn have affected the United States economy, our industry and us.  In the United States, these events and others have had a significant impact on the prices for oil and natural gas as reflected in the following table:
	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2010:
Second	$5.19	$3.91	$86.79	$68.01
First	$6.01	$3.84	$83.76	$71.19
2009:
Fourth	$5.99	$4.25	$81.37	$69.57
Third	$4.88	$2.51	$74.37	$59.52
Second	$4.45	$3.25	$72.68	$45.88
First	$6.07	$3.63	$54.34	$33.98
2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99

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

    The impact on our business and financial results as a consequence of the volatility in oil and natural gas prices and the global economic crisis is uncertain in the long term, but in the short term, it has had a number of consequences for us, including the following:

•	In December 2008, we incurred goodwill impairment of our contract land drilling and well servicing segments of $24.3 million due to the fair value of the segments being less than their carrying value;

•	In June 2009, we temporarily suspended operations in our well servicing segment;

•	In September 2009, we incurred an impairment charge to our investment in Challenger of $21.2 million due to the fair value of the investment being less than its carrying value;

•	In June 2010, management made a decision to sell the assets in the well servicing segment. We recorded a $23.4 million impairment charge ($14.3 million after tax).

•
In July 2010, subsequent to the end of our second quarter, we completed the sale of the property and equipment of our trucking assets for $11,299 in cash, net of selling expenses in the amount of $403.  Proceeds from this sale were used to repay existing indebtedness under our revolving credit facility with Banco Inbursa.

 Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

    Contract Drilling Revenue. For the three months ended June 30, 2010, we reported contract drilling revenues of $29.9 million, a 16% increase from revenues of $25.9 million for the same period in 2009. The increase is primarily due to an increase in total revenue days partially offset by a decrease in average dayrates for the three months ended June 30, 2010 as compared to the same period in 2009. Revenue days increased 38% to 1,810 days for the three months ended June 30, 2010 from 1,311 days during the same period in 2009.   Average dayrates for our drilling services decreased $198, or 1%, to $15,926 for the three months ended June 30, 2010 from $16,124 in the same period in 2009.  The increase in the number of revenue days for the three months ended June 30, 2010 as compared to the same period in 2009 is primarily due to an increase in the utilization rate for the same period.  Utilization increased to 54% for the three months ended June 30, 2010 from 32% for the same period in 2009.  The 69% increase in utilization was primarily due to an increase in demand for our services related to an increase in drilling activity as a result of higher oil and natural gas prices.  During the second quarter of 2009, the Company recorded $3.1 million of contract drilling revenue related to terminated contracts.

    Equity in Loss of Challenger.  Equity in loss of Challenger was $713,000 for the three months ended June 30, 2010 compared to equity in loss of $969,000 for the three months ended June 30, 2009.  The equity in loss of Challenger represents our 25% share of Challenger’s loss.  For the three months ended June 30, 2010, Challenger had operating revenues of $10.9 million and operating costs of $8.0 million compared to $11.8 million and $9.0 million for the three months ended June 30, 2009.

    Equity in Loss of Bronco MX.  Equity in loss of Bronco MX was $78,000 for the three months ended June 30, 2010.  The equity in loss of Bronco MX represents our 40% share of Bronco MX’s loss.  For the three months ended June 30, 2010, Bronco MX had operating revenues of $6.0 million and operating costs of $6.1 million.

    Contract Drilling Expense. Direct rig cost increased $5.9 million to $23.1 million for the three months ended June 30, 2010 from $17.2 million for the same period in 2009. This 35% increase is primarily due to the increase in revenue days for the three months ended June 30, 2010 as compared to the same period in 2009.  As a percentage of contract drilling revenue, drilling expense increased to 77% for the three-month period ended June 30, 2010 from 66% for the same period in 2009 due primarily to start up costs for rigs going back to work.

    Depreciation and Amortization Expense. Depreciation expense decreased $1.8 million to $7.6 million for the three months ended June 30, 2010 from $9.4 million for the same period in 2009. The decrease is primarily due to the contribution of nine drilling rigs to Bronco MX in the third quarter of 2009.

    General and Administrative Expense. General and administrative expense increased $1.3 million to $5.0 million for the three months ended June 30, 2010 from $3.7 million for the same period in 2009. The increase is the result of a increase in accounts receivable write offs of $900,000 and a increase in stock compensation expense of $466,000.  The increase in stock compensation is due to the immediate vesting of shares granted during the second quarter.  These increases were partially offset by a decrease in consulting fees of $230,000.

            Interest Expense. Interest expense decreased $387,000 to $1.4 million for the three months ended June 30, 2010 from $1.8 million for the same period in 2009. The decrease is due to a decrease in the average outstanding balance under our revolving credit facilities.

    Income Tax Expense. We recorded an income tax benefit of $2.3 million for the three months ended June 30, 2010. This compares to an income tax benefit of $2.4 million for the three months ended June 30, 2009.  The Company’s effective income tax rate is higher than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain stock compensation expenses recorded for financial reporting purposes that are not deductible for tax purposes.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

    Contract Drilling Revenue. For the six months ended June 30, 2010, we reported contract drilling revenues of $52.2 million, a 27% decrease from revenues of $71.2 million for the same period in 2009. The decrease is primarily due to a decrease in average dayrates and total revenue days for the six months ended June 30, 2010 as compared to the same period in 2009. Average dayrates for our drilling services decreased $577, or 3%, to $15,934 for the six months ended June 30, 2010 from $16,511 in the same period in 2009. Revenue days decreased 12% to 3,238 days for the six months ended June 30, 2010 from 3,673 days during the same period in 2009. The decrease in the number of revenue days for the six months ended June 30, 2010 as compared to the same period in 2009 is due to a decrease in the average number of operating rigs for the same period.  The average number of operating rigs was 37 for the six months ended June 30, 2010 compared to 45 for the same time period in 2009.  During the first six months of 2009, the Company recorded $6.2 million of contract drilling revenue related to terminated contracts.

    Equity in Loss of Challenger.  Equity in loss of Challenger was $1.3 million for the six months ended June 30, 2010 compared to equity in loss of $557,000 for the six months ended June 30, 2009.  The equity in loss of Challenger represents our 25% share of Challenger’s loss.  For the six months ended June 30, 2010, Challenger had operating revenues of $20.8 million and operating costs of $15.9 million compared to $31.7 million and $19.3 million for the six months ended June 30, 2009.

    Equity in Loss of Bronco MX.  Equity in loss of Bronco MX was $287,000 for the six months ended June 30, 2010.  The equity in loss of Bronco MX represents our 40% share of Bronco MX’s loss.  For the six months ended June 30, 2010, Bronco MX had operating revenues of $12.5 million and operating costs of $13.1 million.

    Contract Drilling Expense. Direct rig cost decreased $3.4 million to $41.3 million for the six months ended June 30, 2010 from $44.7 million for the same period in 2009. This 8% decrease is primarily due to the decrease in revenue days for the six months ended June 30, 2010 as compared to the same period in 2009.  As a percentage of contract drilling revenue, drilling expense increased to 79% for the six-month period ended June 30, 2010 from 63% for the same period in 2009 due primarily to start up costs for rigs going back to work.

    Depreciation and Amortization Expense. Depreciation expense decreased $3.9 million to $15.4 million for the six months ended June 30, 2010 from $19.3 million for the same period in 2009. The decrease is primarily due to the contribution of nine drilling rigs to Bronco MX in the third quarter of 2009.

    General and Administrative Expense. General and administrative expense increased $1.6 million to $9.2 million for the six months ended June 30, 2010 from $7.6 million for the same period in 2009. The increase is the result of an increase in accounts receivable write offs of $1.8 million and an increase in stock compensation expense of $109,000.  These increases were partially offset by a decrease in consulting fees of $315,000.

    Interest Expense. Interest expense decreased $1.2 million to $2.9 million for the six months ended June 30, 2010 from $4.1 million for the same period in 2009. The decrease is due to a decrease in the average outstanding balance under our revolving credit facilities.

    Income Tax Expense. We recorded an income tax benefit of $5.0 million for the six months ended June 30, 2010. This compares to an income tax benefit of $1.1 million for the six months ended June 30, 2009.  This increase is primarily due to a $12.3 million increase in the pre-tax loss to a pre-tax loss of $17.5 million for the six months ended June 30, 2010 from a pre-tax loss of $5.2 million for the six months ended June 30, 2009.  The Company’s effective income tax rate is higher than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain stock compensation expenses recorded for financial reporting purposes that are not deductible for tax purposes.

Liquidity and Capital Resources

    Operating Activities. Net cash provided by operating activities of continuing operations was $15.9 million for the six months ended June 30, 2010 as compared to $23.0 million in 2009. The decrease of $7.1 million from 2009 to 2010 was primarily due to a decrease in cash receipts from customers and higher cash payments to suppliers.  Cash used in operating activities of discontinued operations was $80,000 for the six months ended June 30, 2010 as compared to $6.2 million provided by operating activities of discontinued operations for the same period in 2009.

    Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used in investing activities of continuing operations was $10.4 million for the six months ended June 30, 2010 as compared to $3.6 million for the same period in 2009.   For the six months ended June 30, 2010, we used $15.3 million to purchase fixed assets.  This amount was offset by $3.9 million of proceeds received from the sale of assets.  For the six months ended March 31, 2009, we used $6.1 million to purchase fixed assets.  This amount was partially offset by $335 of proceeds received from the sale of assets.  Cash used in investing activities of discontinued operations was $831,000 for the six months ended June 30, 2009 which consisted of $1.0 million used to purchase fixed assets, partially offset by $208,000 of proceeds from the sale of assets.

    Financing Activities. Our cash flows used in financing activities of continuing operations was $8.0 million for the six months ended June 30, 2010 as compared to $41,000 used in financing activities for the same period in 2009.  For the six months ended June 30, 2010 our net cash used in financing activities of continuing operations related to principal payments of $13.0 million under our credit facility with Banco Inbursa.  This amount was offset by borrowings of $5.0 million under our credit facility with Banco Inbursa.    For the six months ended June 30, 2009, our net cash used in financing activities related to principal payments of $41,000 to various lenders.  Cash used in financing activities of discontinued operations was $5.0 million for the six months ended June 30, 2009 which consisted entirely of principal payments to various lenders.

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

    In conjunction with our entry into the credit facility, we entered into a Warrant Agreement, pursuant to which we, issued a three-year warrant (the “Warrant”) to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of our common stock, $0.01 par value per share subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of common stock from the date of issuance of the Warrant (the "Issue Date") through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. The Warrant may be exercised by the payment of the exercise price in cash or through a cashless exercise whereby we withhold shares issuable under the Warrant having a value equal to the aggregate exercise price. Banco Inbursa subsequently transferred the Warrant to CICSA.

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

    In accordance with accounting standards, we revalued the Warrant as of June 30, 2010 and recorded the change in the fair value of the Warrant on the consolidated statement of operations.  The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant.  The valuation was determined by computing the value of the Warrant if exercised in Year 1 – 3 with the values weighted by the probability that the warrant would actually be exercised in that year.  Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.16% to 0.69%.  The fair value of the Warrant was $2.3 million at June 30, 2010 and $2.8 million at December 31, 2009.  We recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $272,000 and $544,000, respectively, for the three and six months ended June 30, 2010.

    We are party to a term loan agreement with Ameritas Life Insurance Corp. for an aggregate principal amount of approximately $1.6 million related to the acquisition of a building. This term loan is payable in 166 monthly installments, matures in 2021 and has an interest rate of 6%.

    Working Capital.  Our working capital was $24.3 million at June 30, 2010 compared to $25.3 million at December 31, 2009.  Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 2.4 at June 30, 2010 compared to 2.4 at December 31, 2009.

    We believe that the liquidity shown on our balance sheet as of June 30, 2010, which includes approximately $12.1 million in working capital (including $6.9 million in cash) and availability under our $75.0 million credit facility of $16.5 million at June 30, 2010 (net of outstanding letters of credit of $11.5 million), together with cash expected to be generated from operations, provides us with sufficient ability to fund our operations for at least the next twelve months.  However, additional capital may be required for future rig acquisitions.  While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us.  The changes in the components of our working capital were as follows (amounts in thousands):
	June 30,	December 31,
	2010	2009	Change
Cash and cash equivalents	$6,850	$9,497	$(2,647)
Trade and other receivables	20,160	15,306	4,854
Affiliate receivables	2,233	9,620	(7,387)
Unbilled receivables	1,088	828	260
Income tax receivable	4,973	3,800	1,173
Current deferred income taxes	3,747	1,360	2,387
Current maturities of note receivable	1,542	2,000	(458)
Prepaid expenses	1,066	666	400
Current assets	41,659	43,077	(1,418)

Current debt	92	89	3
Accounts payable	8,591	9,756	(1,165)
Accrued liabilities and deferred revenues	8,665	7,952	713
Current liabilities	17,348	17,797	(449)

Working capital	$24,311	$25,280	$(969)

    The decrease in affiliate receivables was due to a payment received from Bronco MX in January in the amount of $6.9 million related to labor services provided Bronco MX and reimbursement of various capital expenditures and operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

    We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin of 5.80%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $288,000 annually, based on the $47.0 million outstanding in the aggregate under our credit facility as of June 30, 2010.

Item 4. Controls and Procedures

    Evaluation of Disclosure Control and Procedures.

    As of the end of the period covered by this Quarterly Report on Form 10−Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a−15(e) or 15d−15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 our disclosure controls and procedures are effective.

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

    Changes in Internal Control over Financial Reporting.

    There were no changes in our internal control over financial reporting that occurred during the first six months of  2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 6, 2010	BRONCO DRILLING COMPANY, INC.

	By:	/s/ Matthew S. Porter
Matthew S. Porter
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: August 6, 2010	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)