Form 10-K
period 2010-12-31
Bronco Drilling Company, Inc.
filed 2011-03-15
CIK 1328650

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51471

Bronco Drilling Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2902156 (I.R.S. Employer Identification No.)

16217 North May Avenue, Edmond, OK (Address of Registrant’s Principal Executive Offices)	73013 (Zip Code)
(405) 242-4444
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock $0.01 Par Value per Share	The Nasdaq Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (based on the closing price on the Nasdaq Stock Market on June 30, 2010) was approximately $89,317,224.
As of February 28, 2011, 28,800,059 shares of common stock were outstanding.
Documents Incorporated By Reference
Certain information called for by Part III is incorporated by reference to either certain sections of the Proxy Statement for the 2011 Annual Meeting of our stockholders or an amendment to this Form 10-K which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

BRONCO DRILLING COMPANY, INC.
INDEX

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
Our Company
We provide contract land drilling services to oil and gas exploration and production companies throughout the United States. We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with building, refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through December 2010. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to build, refurbish and repair our rigs and equipment in-house. This facility, which complements our two drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig building and refurbishment programs.
Additionally, we have exposure to the international drilling market through a 20% equity investment in Bronco Drilling MX S.A. de C.V., a company organized under the laws of Mexico, or Bronco MX. Bronco MX provides contract land drilling services and leases land drilling rigs to Petroleos Mexicanos, or PEMEX, and/or companies contracted with PEMEX. We also have a 25% equity investment in Challenger Limited, a company organized under the laws of the Isle of Man, or Challenger. Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.
We currently conduct our operations through one operating segment: contract land drilling. In June of 2009 we made the decision to suspend operations in our well servicing segment because of deteriorating market conditions resulting from the decrease in oil and natural gas prices that began in the third quarter of 2008, as well as the inability of many customers to obtain financing related to their drilling and workover programs.

Through the second quarter of 2010, we explored alternatives to restructure the well servicing segment. During Q1 and Q2 2010 the market for workover services continued at depressed levels within our primary geographic well servicing market (Oklahoma). Late in Q2 2010, we determined that higher NPV projects were available within our drilling segment and chose to deploy capital in this segment rather than commit the capital required to restructure operations in the well servicing segment.
In late June 2010 we made a decision to market the assets constituting the well servicing segment for sale and redeploy the proceeds to reduce debt and to support our drilling segment. We have presented all well servicing operating results as discontinued operations in our Consolidated Statements of Operations for all periods presented. In September 2010, substantially all of the assets of the well servicing segment were sold at auction to multiple bidders. We used the proceeds to pay down existing indebtedness under our revolving credit facility.
In September and November 2010, we sold at auction in separate lots to multiple bidders two complete mechanical drilling rigs and components comprising six other drilling rigs (rigs 2, 9, 51, 52, 54, 70, 75 and 94), and ancillary equipment. The mechanical drilling rigs and equipment sold at auction were not being utilized currently in our business. In an unrelated transaction on September 23, 2010, we sold two mechanical drilling rigs (rigs 41 and 42) in a private sale to Windsor Permian LLC, an unaffiliated third party. On November 29, 2010, the Company sold two mechanical drilling rigs (rigs 5 and 7) in a private sale to Atlas Drilling, LLC, an unaffiliated third party.
We made the decision in the third quarter to sell an additional mechanical drilling rig (rig 6). We anticipate closing this transaction in the second quarter of 2011. In February 2011, we entered into a contract to sell two drilling rigs (rigs 56 and 62) to Windsor Permian LLC, an unaffiliated third party. The drilling rigs and related equipment sold at auction and held for sale are being sold as part of a broader strategy by management to divest of older drilling rigs and use the proceeds to pay down existing indebtedness. The drilling rigs and related equipment sold at auction and held for sale are being sold as part of our broader strategy to divest of older mechanical drilling rigs and use the proceeds to pay down existing indebtedness and invest in next generation drilling equipment.
The following is a description of our operating segment.
Contract Land Drilling — Our contract land drilling segment provides contract land drilling services. As of February 28, 2011, we owned a fleet of 25 operating land drilling rigs. We currently operate our drilling rigs in Oklahoma, Texas, Pennsylvania, West Virginia and North Dakota. A majority of the wells we drill for our customers are drilled in unconventional basins also known as resource plays. These plays are generally characterized by complex geologic formations that often require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 25 operating drilling rigs range from 650 to 2,000 horsepower. Accordingly, such rigs can reach the depths required and have the capability of drilling horizontal and directional wells, which are increasing as a percentage of total wells drilled in North America and are frequently utilized in unconventional resource plays. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the oil and natural gas drilling activity in our core operating areas.
Our Acquisitions
The following table summarizes completed acquisitions in which we acquired rigs and rig related equipment since June 2001:

		Purchase	Number of Land Drilling
Date	Acquisition	Price	/Workover Rigs
June 2001	Ram Petroleum	$1,250,000	1
May 2002	Bison Drilling and Four Aces Drilling	$12,500,000	7
August 2003	Elk Hill Drilling and U.S. Rig & Equipment	$49,000,000	22
July 2005	Strata Drilling and Strata Property	$20,000,000	3
October 2005	Eagle Drilling	$50,000,000	12
October 2005	Thomas Drilling	$68,000,000	13
January 2006	Big A Drilling	$18,150,000	6
January 2007	Eagle Well Service	$32,085,000	31

In May 2002, we purchased seven drilling rigs ranging in size from 400 to 950 horsepower, associated spare parts and equipment, drill pipe, haul trucks and vehicles from Bison Drilling L.L.C. and Four Aces Drilling L.L.C.
In August 2003, we purchased all of the outstanding stock of Elk Hill Drilling, Inc., or Elk Hill, and certain drilling rig structures and components from U.S. Rig & Equipment, Inc., an affiliate of Elk Hill. In these transactions, we acquired drilling rigs and inventoried structures and components which, with refurbishment and upgrades, could be used to assemble 22 drilling rigs. At the date of its acquisition, Elk Hill was an inactive corporation with no customers, employees, operations or operational drilling rigs. We began refurbishing the acquired rigs and deployed seventeen of the rigs beginning in November 2003.
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
In October 2005, we purchased 12 land drilling rigs from Eagle Drilling, L.L.C., for approximately $50.0 million plus approximately $500,000 of related transaction costs, and 13 land drilling rigs from Thomas Drilling Co. for approximately $68.0 million plus approximately $2.6 million of related transaction costs.
In January 2006, we purchased six land drilling rigs and certain other assets, including heavy haul trucks and excess rig equipment and inventory, from Big A Drilling L.L.C., for $16.3 million in cash and 72,571 shares of our common stock.
On January 9, 2007, we completed the acquisition of 31 workover rigs, 24 of which were operating, from Eagle Well Service, Inc., or Eagle Well, and related subsidiaries for $2.6 million in cash, 1,070,390 shares of our common stock, and the assumption of certain liabilities. We subsequently deployed the remaining seven rigs periodically during the first nine months of 2007.
Our Equity Investments
On January 4, 2008, we acquired a 25% equity interest in Challenger in exchange for six drilling rigs and $5.0 million in cash. Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya. Five of the contributed drilling rigs were from our existing marketed fleet and one was a newly constructed rig. The general specifications of the contributed rigs are as follows:

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

In a separate transaction, we sold to Challenger four additional drilling rigs and ancillary equipment for $13.0 million, payable in installments over thirty-six months. During the second quarter of 2009, we agreed to reduce the installment payments and assumed ownership of two drilling rigs originally sold to Challenger. The general specifications of the two sold rigs are as follows:

		Approximate
		Drilling Depth
Rig	Design	(ft)	Type	Horsepower
91	Ideco H-35	8,000	Mechanical	450
95	Emsco GB800	12,000	Mechanical	1,000
We review our investment in Challenger for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is an other than temporary decline should be recognized. Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Due to the volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger, we deemed it necessary to test the investment for impairment during 2008, 2009 and 2010. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. The analysis resulted in a non-cash impairment charge in the amount of $14.4 million in 2008. The analysis resulted in a fair value of $39.8 million related to our investment in Challenger at September 30, 2009, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21.2 million. The analysis resulted in no impairment charge at December 31, 2010
In September 2009, Carso Infraestructura y Construcción, S.A.B. de C.V., or CICSA, purchased from us 60% of the outstanding membership interests of Bronco MX for approximately $30.0 million. After giving effect to the transaction, we owned the remaining 40% of the outstanding membership interests of Bronco MX. Immediately prior to the sale of the membership interests to CICSA, we contributed six drilling rigs and the future net profit from rig leases for three additional drilling rigs, which the Company contributed to Bronco MX upon the expiration of the leases for such rigs. The general specifications of the 9 nine contributed rigs are as follows:

		Approximate
		Drilling Depth
Rig	Design	(ft)	Type	Horsepower
43	Gardner Denver 800	15,000	Mechanical	1,000
4	Skytop Brewster N46	14,000	Mechanical	950
53	Skytop Brewster N42	12,000	Mechanical	850
55	Oilwell 660	12,000	Mechanical	1,000
58	National N55	12,000	Mechanical	800
60	Skytop Brewster N46	14,000	Mechanical	850
72	Skytop Brewster N42	10,000	Mechanical	750
76	National N55	12,000	Mechanical	700
78	Seaco 1200	12,000	Mechanical	1,200
In July, 2010, CICSA contributed cash of approximately $45.1 million in exchange for 735,356,219 shares of Bronco MX. The cash contributed was used to purchase five drilling rigs. As a result of the contribution, our membership interest in Bronco MX was decreased to approximately 20%.
Bronco MX is managed by CICSA having four representatives on its board of managers and the Company having one representative on its board of managers. The Company and CICSA, and their respective affiliates, have agreed to conduct all future land drilling and workover rig services, rental, construction, refurbishment, transportation, trucking and mobilization in Mexico and Latin America exclusively through Bronco MX, subject to Bronco MX’s ability to perform.

Overview of Our Operating Segment
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
As of February 28, 2011, our drilling rig fleet consisted of 25 operating drilling rigs, 20 of which were operating on term contracts with a term of more than one well or a stated period of time. Eighteen of these drilling rigs have undergone significant refurbishment since October 2003 by us or the parties from which the rigs were purchased. The following table sets forth information regarding utilization for our fleet of marketed drilling rigs:

	Year Ended December 31,
	2010	2009	2008
Average number of operating drilling rigs	33	44	44
Revenue days	7,450	5,699	12,712
Utilization Rates	62%	36%	79%
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
We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. We typically enter into drilling contracts that provide for compensation on a daywork basis. Occasionally we enter into drilling contracts that provide for compensation on a footage basis. We have not historically entered into turnkey contracts; however, we may decided to enter into such contracts in the future. It is also possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have 20 of our drilling rigs operating under term contracts, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice, usually upon payment of an agreed fee. During 2009, we recorded $7.9 million of contract drilling revenue related to terminated contracts. During 2010, we recorded no revenue related to terminated contracts.
The following table presents, by type of contract, information about the total number of wells we completed for our customers during the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008

Daywork Contracts	163	152	378
Footage Contracts	—	—	—
Turnkey Contracts	—	—	—

Total	163	152	378

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
Customers and Marketing
We market our drilling rigs to a number of major and independent oil and gas companies that are active in the geographic areas in which we operate. The following table shows our customers that accounted for more than 5% of our total revenue for each of our last three years. In the opinion of management, the loss of any of our customers individually would not have a material adverse effect on our business.

Total Revenue
Customer	Percentage
2010
Petro-Hunt LLC	11%
EOG Resources Inc	10%
Whiting Petroleum	9%
Antero Resources	8%
Anschutz Exploration	7%
Zenergy Inc	7%
Beusa Energy Inc	7%
Comstock Oil and Gas	6%
Hunt Oil Company	5%

2009
Comstock Oil and Gas	12%
Whiting Petroleum	9%
Pemex Exploracion	8%
Laredo Petroleum	6%
Antero Resources	6%
Hunt Oil Company	5%
JMA Energy Company, LLC	5%

2008
Antero Resources	11%
XTO Energy	7%
JMA Energy Company, LLC	5%
Pablo Energy II, LLC	5%
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

The drilling contracts we compete for are usually awarded on the basis of competitive bids. Our principal competitors are Nabors Industries, Inc., Patterson-UTI Energy, Inc., Unit Corp., Union Drilling, Inc., Pioneer Drilling Company, Cactus Drilling Company, L.L.C. and Helmerich & Payne, Inc. There are numerous smaller companies that compete in our service markets as well. We believe pricing and rig availability are the primary factors our potential customers consider in determining which drilling contractor to select. In addition, we believe the following factors are also important:
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
Raw Materials
The materials and supplies we use in our drilling operations include fuels to operate our drilling, drilling mud, drill pipe, drill collars, drill bits and cement. We do not rely on a single source of supply for any of these items. While we are not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies during periods of high demand.
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
Our insurance coverage includes property insurance on our rigs, drilling equipment and real property. Our insurance coverage for property damage to our rigs and to our drilling equipment is based on a third party estimate of the appraised value of the rigs and drilling equipment. The policy provides for a $1.0 million deductible on stacked drilling rigs and the greater of 3.0% of total insured value or $500,000 for operating rigs. Our umbrella liability insurance coverage is $25.0 million per occurrence and in the aggregate, with a deductible of $10,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.
Employees
As of February 28, 2011, we had 686 employees. Approximately, 100 of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees, the majority of whom operate or maintain our drilling rigs. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employees are subject to collective bargaining arrangements.
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
As we expanded our operations outside of the United States, we must comply with numerous laws and regulations relating to international business operations, including the Foreign Corrupt Practices Act, or FCPA. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.
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
As oil and natural gas prices steeply declined and the credit markets tightened in late calendar 2008, customers aggressively reduced drilling budgets. This reduction in demand combined with the reactivation and construction of new land drilling rigs in the United States during the last several years has resulted in excess capacity compared to demand. Tightening credit markets have also reduced our customer’s ability to fund drilling programs. As a result, we experienced a decline in rig utilization and average dayrates. We believe that utilization and average dayrates have stabilized and are now improving. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Continued low market prices for natural gas and economic conditions that have eroded residential and commercial demand for oil and natural gas may result in further decreases in demand for our drilling rigs and adversely affect our operating results.

Risks Relating to Our Business
Global economic conditions may adversely affect our operating results.
Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and well servicing activities. Oil and natural gas prices steeply declined and the credit markets tightened in late calendar 2008. During this time there was also significant deterioration in the global economic environment. As part of this deterioration, there was significant uncertainty in the capital markets and access to financing has been reduced. As a result of these conditions, customers reduced their drilling and well servicing programs, which is resulted in a significant decrease in demand for our services. We believe that utilization has stabilized and is now improving. Furthermore, these factors could result in certain of our customers experiencing an inability to pay suppliers, including us, if they are not able to access capital to fund their operations. These conditions could have a material adverse effect on our business, financial condition, cash flows and results of operations. The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX.

	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2010:
Fourth	$4.61	$3.29	$91.51	$79.49
Third	$4.92	$3.65	$82.55	$71.63
Second	$5.19	$3.91	$86.79	$68.01
First	$6.01	$3.84	$83.76	$71.19
2009:
Fourth	$5.99	$4.25	$81.37	$69.57
Third	$4.88	$2.51	$74.37	$59.52
Second	$4.45	$3.25	$72.68	$45.88
First	$6.07	$3.63	$54.34	$33.98
2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99
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
An increase in the supply of land drilling rigs, whether through new construction or refurbishment, could decrease revenue rates and utilization rates, which would adversely affect our revenues and profitability. In addition, such adverse affect on our revenue and profitability caused by such increased competition and lower revenue rates and utilization rates could be further aggravated by any downturn in oil and natural gas prices. There has been a substantial increase in the supply of land drilling rigs in the United States over the past five years which has contributed to a broad decline in revenue rates and utilization industry wide.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
As of December 31, 2010, our total borrowings under our credit facility were approximately $9.1 million and we had the ability to incur an additional $54.4 million of debt under our revolving credit facility (net of outstanding letters of credit of $11.5 million).
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
According to a Schedule 13D/A filed with the SEC by Carlos Slim Helú, certain members of his family and affiliated entities (the “Slim Affiliates”) on March 8 2010, collectively these individuals and entities owned approximately 19.99% of our common stock. Additionally, CICSA (which is also a Slim Affiliate) holds a warrant to purchase up to 5,440,770 shares of our common stock (the “Warrant”) that we originally issued in connection with our revolving credit facility. The Warrant, if exercised by CICSA, would permit the Slim Affiliates to acquire up to 19.99% of our outstanding common stock. As a consequence of the significant ownership of our common stock held by the Slim Affiliates, collectively, they may exercise significant influence over the outcome of matters involving a vote of our stockholders, including the election of our directors, a merger or other business combination or a sale of a substantial amount of our assets.
Banco Inbursa is the lender under our revolving credit facility, and is currently our largest creditor. CICSA owns 80% of the equity of Bronco MX, which is a joint venture in Mexico in which we own the other 20%. Because of the contractual and business relationships we have with the Slim Affiliates, the interests of the Slim Affiliates may differ from the interests of our other stockholders, and the revolving credit facility, the joint venture documentation relating to Bronco MX and the Warrant contain provisions that may tend to increase the influence the Slim Affiliates may exercise in our affairs.
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
There currently is no readily available market that would facilitate the disposal of our 25% equity investment in Challenger or our 20% equity investment in Bronco MX. Furthermore, based on these minority equity positions, we may not directly receive cash proceeds resulting from the operations of Challenger or Bronco MX. We cannot assure that the investments will ever yield cash proceeds, absent a liquidating event or the increase in our equity position above a threshold that would constitute control. We have also pledged our equity investment in Challenger to secure the indebtedness under Challenger’s revolving credit facility with Natixis. In the event of default by Challenger under its facility, Natixis could enforce the pledge of our equity investment, which could result in the loss of our rights as an equity holder in Challenger.

Our minority equity investment in Challenger and Bronco MX limits our control of those companies.
Bronco representatives hold two of the eight total board seats on the Challenger board of directors and one of the five total board seats on the Bronco MX board of managers. We also have various rights as a shareholder of these companies, including:
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
We currently have a 20% investment in Bronco MX, a company organized under the laws of Mexico, and a 25% investment in Challenger, an Isle of Man company with its principal operations in Libya. Risks associated with international operations and Challenger and Bronco MX’s operations include:
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
Early in 2010, there began to develop civil and political disturbances in Libya. There continues to be political unrest in Libya and the Middles East. We are unsure what effects the current political instability in Libya north Africa, and the Middle East will have on our investment in Challenger. Such instability could result in the total loss of our investment. Our investment in Challenger was $38.7 million at December 31, 2010.
As we expanded our operations outside of the United States, we must comply with numerous laws and regulations relating to international business operations, including the FCPA. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.
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
For the years ended December 31, 2010, 2009 and 2008, none of our total revenues were derived from footage contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts as compared to daywork contracts. The risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. The occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a negative impact on our profitability. Similar to our footage contracts, under turnkey contacts drilling companies assume most of the risks associated with drilling operations that the operator generally assumes under a daywork contract. Although we historically have not entered into turnkey contracts, if we were to enter into a turnkey contract or acquire such a contract in connection with future acquisitions, the occurrence of uninsured or under-insured losses or operating cost overruns on such a job could negatively impact our profitability.

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
We face increased exposure to operating difficulties because we have historically focused on drilling in unconventional resource plays.
A majority of our drilling contracts are with exploration and production companies in search of oil and natural gas in unconventional resource plays. Drilling on land in resource plays generally occurs at deeper drilling depths than drilling in conventional plays. Although deep-depth drilling exposes us to risks similar to risks encountered in shallow-depth drilling, the magnitude of the risk for deep-depth drilling is greater because of the higher costs and greater complexities involved in drilling deep wells. We generally enter into International Association of Drilling Contractors contracts that contain “daywork” indemnification language that transfers responsibility for down hole exposures such as blowout and fire to the operator, leaving us responsible only for damage to our rig and our personnel. If we do not adequately insure the risk from blowouts or if our contractual indemnification rights are insufficient or unfulfilled, our profitability and other results of operation and our financial condition could be adversely affected in the event we encounter blowouts or other significant operating difficulties while drilling at deeper depths. If our primary focus shifts from drilling for customers in unconventional resource plays to drilling for customers in conventional plays, a portion of our rig fleet could be disadvantaged in competing for new conventional drilling projects as compared to competitors that primarily use shallower drilling depth rigs when drilling in conventional plays.
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
The materials and supplies we use in our operations include fuels to operate our drilling equipment, drilling mud, drill pipe, drill collars, drill bits and cement. Shortages in drilling equipment and supplies could limit our drilling operations, limit our ability to build and/or refurbish drilling rigs, and jeopardize our relations with customers. We do not rely on a single source of supply for any of these items. From time to time there have been shortages of drilling equipment and supplies during periods of high demand which we believe could reoccur. Shortages could result in increased prices for drilling equipment or supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining drilling equipment or supplies could limit our operations and jeopardize our relations with customers. In addition, shortages of drilling equipment or supplies could delay and adversely affect our ability to obtain new contracts for our drilling rigs, which could negatively impact our revenues and profitability.
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
If a large number of shares of our common stock is sold in the open market, the trading price of our common stock could decrease. As of February 28, 2011, we had an aggregate of 63,912,927 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any approval by our stockholders. We may issue shares of our common stock, or securities convertible into shares of our common stock, to, among other things, finance the cost of acquisitions, refinance existing indebtedness, finance capital expenditures and capacity expansion, and/or generate proceeds for general corporate purposes or working capital.
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
Our contract land drilling segment is supported by several offices and yard facilities located throughout this segment’s areas of operations, including Oklahoma, Louisiana, Texas, North Dakota and Pennsylvania.
We own our office and yard in Duncan, Oklahoma and an office and yard in Scenery Hill, Pennsylvania. We lease the remainder of our facilities, and do not believe that any one of the leased facilities is individually material to our operations. We believe that our existing facilities are suitable and adequate to meet our needs.

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

	High	Low

Year Ending December 31, 2009:
First Quarter	$6.68	$3.65
Second Quarter	$6.68	$4.09
Third Quarter	$7.54	$3.34
Fourth Quarter	$8.64	$4.60

Year ending December 31, 2010:
First Quarter	$6.50	$4.60
Second Quarter	$5.07	$3.34
Third Quarter	$4.22	$3.40
Fourth Quarter	$8.07	$3.95

Year ending December 31, 2011:
First Quarter (through February 28)	$8.95	$6.34
On February 28, 2011, the last reported sale price of our common stock on The Nasdaq Global Select Market was $8.95 and we had approximately 34 holders of record of our common stock.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under on our equity compensation plan:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price per share	compensation plans
	outstanding options,	of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,549,878

Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	2,549,878

(1)
As of December 31, 2010, we had no options to purchase shares of our common stock outstanding. As of December 31, 2010, we had issued 2,470,746 shares of our restricted stock under our 2006 Stock Incentive Plan. The securities remaining available for future issuance reflect securities that may be issued under the 2006 Plan, as no more shares remain available for the grant of awards under our 2005 Stock Incentive Plan.

Item 6.	Selected Financial Data.
The following table sets forth our selected historical financial data as of and for each of the years indicated. We derived the selected historical financial data as of and for each of the years ended 2010, 2009, 2008, 2007 and 2006 from our historical audited consolidated financial statements. You should review this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated historical financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2010	2009	2008	2007	2006

Consolidated Statements of Operations Information:
Contract drilling revenues	$124,399	$102,896	$233,922	$257,409	$270,322

Costs and expenses:
Contract drilling	90,290	70,721	140,935	139,693	128,287
Depreciation and amortization	28,445	36,180	39,194	34,989	27,192
General and administrative	17,108	15,782	29,821	19,604	17,027
Gain on Challenger transactions	—	—	(2,252)	—	—
Loss on Bronco MX transaction	1,487	23,705	—	—	—
Impairment of goodwill	—	—	21,115	—	—
Impairment of drilling rigs and related equipment	7,900	—	—	—	—
Loss on sale of drilling rigs and related equipment	23,732	—	—	—	—

Total operating costs and expenses	168,962	146,388	228,813	194,286	172,506

Income (loss) from continuing operations	(44,563)	(43,492)	5,109	63,123	97,816

Other income (expense):
Interest expense	(4,671)	(6,933)	(4,048)	(5,030)	(1,499)
Loss from early extinguishment of debt	—	(2,859)	(155)	—	(1,000)
Interest income	201	273	1,039	1,237	164
Loss on partial sale of investment in Bronco MX	(1,271)	—	—	—	—
Equity in income (loss) of Challenger	(984)	(1,914)	2,186	—	—
Equity in income (loss) of Bronco MX	22	(588)	—	—	—
Impairment of investment in Challenger	—	(21,247)	(14,442)	—	—
Other income (expense)	204	(383)	(343)	285	408
Change in fair value of warrant	(1,578)	1,850	—	—	—

Total other income (expense)	(8,077)	(31,801)	(15,763)	(3,508)	(1,927)

Income (loss) from continuing operations before tax	(52,640)	(75,293)	(10,654)	59,615	95,889
Income tax expense (benefit)	(18,135)	(27,151)	(5,339)	22,690	37,194

Income (loss) from continuing operations	(34,505)	(48,142)	(5,315)	36,925	58,695
Income (loss) from discontinued operations	(16,172)	(9,437)	(2,928)	667	1,138

Net income (loss)	$(50,677)	$(57,579)	$(8,243)	$37,592	$59,833

Income (loss) per common share-Basic
Continuing Operations	$(1.27)	$(1.81)	$(0.20)	$1.42	$2.39
Discontinued Operations	$(0.60)	$(0.35)	$(0.11)	$0.03	$0.04

Income (loss) per common share-Basic	$(1.87)	$(2.16)	$(0.31)	$1.45	$2.43

Income (loss) per common share-Diluted
Continuing Operations	$(1.27)	$(1.81)	$(0.20)	$1.41	$2.38
Discontinued Operations	$(0.60)	$(0.35)	$(0.11)	$0.03	$0.05

Income (loss) per common share-Diluted	$(1.87)	$(2.16)	$(0.31)	$1.44	$2.43

Weighted average number of shares outstanding-Basic	27,091	26,651	26,293	25,996	24,585

Weighted average number of shares outstanding-Diluted	27,091	26,651	26,293	26,101	24,623

Other Financial Data (Unaudited):
Calculation of Adjusted EBITDA (1):
Net income (loss)	$(50,677)	$(57,579)	$(8,243)	$37,592	$59,833
Interest expense	4,671	6,933	4,048	5,030	1,499
Income tax expense (benefit)	(18,135)	(27,151)	(5,339)	22,690	37,194
Depreciation and amortization	28,445	36,180	39,194	34,989	27,192
Other adjustments related to discontinued operations	14,498	3,641	13,465	9,398	4,242
Other and non-recurring expense	40,204	48,905	35,557	—	—

Adjusted EBITDA (1)	19,006	10,929	78,682	109,699	129,960

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Information:
Total current assets	$51,547	$43,077	$107,821	$72,019	$73,372
Total assets	342,030	445,583	612,354	568,605	482,488
Total debt	6,825	51,903	117,547	68,118	64,727
Total liabilities	48,688	105,312	218,343	172,176	142,503
Total stockholders’/members’ equity	293,342	340,271	394,011	396,429	339,985

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable Generally Accepted Accounting Principles, or GAAP, financial measure, plus interest expense, income tax expense, depreciation, amortization, impairment, book loss on certain asset sales and other non-cash charges. We have presented Adjusted EBITDA because we use Adjusted EBITDA as an integral part of our internal reporting to measure our performance and to evaluate the performance of our senior management. We consider Adjusted EBITDA to be an important indicator of the operational strength of our business. Adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization. Limitations of this measure, however, are that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business or changes in our working capital needs or the significant interest expense and cash requirements necessary to service our debt. Management evaluates the costs of tangible and intangible assets through other financial measures, such as capital expenditures, investment spending and return on capital. Therefore, we believe that Adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, Adjusted EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The Adjusted EBITDA measure presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
Overview
We provide contract land drilling services to oil and gas exploration and production companies throughout the United States. We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with building, refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through December 2010. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to build, refurbish and repair our rigs and equipment in-house. This facility, which complements our two drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig building and refurbishment programs.
We have a 20% equity investment in Bronco MX, a company organized under the laws of Mexico. Bronco MX provides contract land drilling services and leases land drilling rigs to PEMEX and/or companies contracted with PEMEX. We also have a 25% equity investment in Challenger Limited, or Challenger, a company organized under the laws of the Isle of Man. Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.
Operating Segments
We currently conduct our operations through one operating segment: contract land drilling. In June of 2009 we made the decision to suspend operations in our well servicing segment because of deteriorating market conditions resulting from the rapid decrease in oil and natural gas prices which began in the third quarter of 2008, as well as the inability of many customers to obtain financing related to their drilling and workover programs. The following is a description of this operating segment.
Through the second quarter of 2010, we explored alternatives to restructure our well servicing segment. During Q1 and Q2 2010 the market for workover services continued at depressed levels within our primary geographic well servicing market (Oklahoma). Late in Q2 2010, we determined that higher NPV projects were available within our drilling segment and chose to deploy capital in this segment rather than commit the capital required to restructure operations in the well servicing segment.
In late June 2010 we made a decision to market the assets constituting the well servicing segment for sale and redeploy the proceeds to reduce debt and to support the Company’s core drilling business. We have presented all well servicing operating results as discontinued operations in our Consolidated Statements of Operations for all periods presented.

In September 2010, substantially all of the assets of the well servicing segment were sold at auction to multiple bidders. The Company had one workover rig held for sale at December 31, 2010, with a carrying amount of $130.
In September and November 2010, we sold at auction in separate lots to multiple bidders two complete drilling rigs and components comprising six other drilling rigs (rigs 2, 9, 51, 52, 54, 70, 75 and 94), and ancillary equipment. The drilling rigs and equipment sold at auction were not being utilized currently in our business. In an unrelated transaction on September 23, 2010, we sold two drilling rigs (rigs 41 and 42) in a private sale to Windsor Permian LLC, an unaffiliated third party. On November 29, 2010, the Company sold two drilling rigs (rigs 5 and 7) and entered into a contract to sell one drilling rig (rig 6) in a private sale to Atlas Drilling, LLC, an unaffiliated third party.
In February 2011, we entered into a contract to sell two drilling rigs (rigs 56 and 62) to Windsor Permian LLC, an unaffiliated third party. The drilling rigs and related equipment sold at auction and held for sale are being sold as part of a broader strategy by management to divest of older drilling rigs and use the proceeds to pay down existing indebtedness.
Our contract land drilling segment provides contract land drilling services. As of February 28, 2011, we owned a fleet of 25 marketed land drilling rigs. We currently operate our drilling rigs in Oklahoma, Texas, Pennsylvania, West Virginia, and North Dakota. A majority of the wells we drill for our customers are drilled in unconventional basins also known as resource plays. These plays are generally characterized by complex geologic formations that often require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 25 operating drilling rigs range from 650 to 2,000 horsepower. Accordingly, such rigs can, or in the case of inventoried rigs upon refurbishment, will be able to, reach the depths required and have the capability of drilling horizontal and directional wells, which are increasing as a percentage of total wells drilled in North America and are frequently utilized in unconventional resource plays. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.
We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. We typically enter into drilling contracts that provide for compensation on a daywork basis. Occasionally we enter into drilling contracts that provide for compensation on a footage basis. We have not historically entered into turnkey contracts; however, we may decided to enter into such contracts in the future. It is also possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although we currently have 20 of our drilling rigs operating under term contracts, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice.
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
For the three months ended December 31, 2010 and 2009 and years ended December 31, 2010, 2009, and 2008, our rig utilization rates, revenue days, and average number of marketed rigs were as follows:

	Three Months Ended
	December 31,		Years Ended December 31,
	2010	2009	2010	2009	2008

Average number of operating rigs	24	37	33	44	44
Revenue days	2,152	1,049	7,450	5,699	12,712
Utilization Rates	96%	31%	62%	36%	79%
The increase in the number of revenue days in 2010 is due to the increase in oil and natural gas drilling activity in response to commodity prices and the availability of financing to our customers to fund their drilling programs. The decrease in the number of revenue days in 2009 is primarily attributable to the sharp decrease in oil and natural gas prices beginning in the third quarter of 2008 through 2009 as well as the inability of most customers to obtain financing related to their drilling programs.

Market Conditions in Our Industry
The United States contract land drilling and well servicing industry is highly cyclical. Volatility in oil and natural gas prices can produce wide swings in the levels of overall drilling activity in the markets we serve and affect the demand for our drilling services and the revenue rates we can charge for our drilling rigs. The availability of financing sources, past trends in oil and natural gas prices and the outlook for future oil and natural gas prices strongly influence the capital expenditure budgets of exploration and production companies our business depends on.
Our business environment was adversely affected by the decline in oil and natural gas prices and the deteriorating global economic environment beginning in the third quarter of 2008. As a result of this deterioration, there was and continues to be significant uncertainty in the capital markets and access to financing has been adversely impacted. As a result of these conditions, our customers reduced their exploration budgets which resulted in a significant decrease in demand for our services and a reduction in revenue rates and utilization. During 2010, demand for drilling activity improved as certain commodity prices strengthened in the latter half of the year. During 2010 the Company did not record any contract drilling revenue related to terminated contracts. During 2009 the Company recorded $7.9 million of contract drilling revenue related to terminated contracts. Due to the current economic environment, certain customers may not be able to pay suppliers, including us, if they are not able to access capital to fund their business operations.
On February 28, 2011, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $96.97 per barrel and $4.04 per MMbtu, respectively. The Baker Hughes domestic land drilling rig count as of February 28, 2011 was 1,674. Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.
The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At December 31,
	2010	2009	2008
Crude oil (Bbl)	$91.38	$79.36	$44.60
Natural gas (Mmbtu)	$4.41	$5.57	$5.62
U.S. Land Rig Count	1,670	1,150	1,653
Increased expenditures for exploration and production activities generally lead to increased demand for our services. Until mid-2008, rising oil and natural gas prices and the corresponding increase in onshore oil and natural gas exploration and production spending led to expanded drilling and well service activity as reflected by the increases in the U.S. land rig counts over the previous several years. Falling commodity prices and the oversupply of rigs, similar to what we began experiencing in the third quarter of 2008, generally leads to lower demand for our services.
The decline in oil and natural gas prices and the deteriorating global economic environment resulted in reductions in our rig utilization and revenue rates in 2009. During 2010, these commodity prices strengthened and the overall demand for drilling activity increased in oil and natural gas resource plays. We expect continued increases in exploration and production spending in 2011, which we expect will result in modest increases in industry rig utilization and revenue rates in 2011, as compared to 2010. Continued fluctuations in the demand for gas and oil, among other factors including supply, could contribute to price volatility which may continue to affect demand for our services and could materially affect our future financial results.
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
We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. We had no footage contracts in progress at December 31, 2010 and 2009. When we enter into footage contracts, we are more likely to encounter losses on them in years in which revenue rates are lower for all types of contracts.
Revenues and costs during a reporting period could be affected by jobs in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. At December 31, 2010 and 2009, our unbilled receivables totaled $428,000 and $828,000, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.
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
Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable. Our allowance for doubtful accounts was $1.7 million and $3.6 million at December 31, 2010 and 2009, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.
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
In the second quarter of 2010, management decided to sell the property and equipment of our well servicing segment. Management determined that the business was no longer consistent with our long-term strategic objectives. Since the well servicing property and equipment met the held for sale criteria, we were required to present its property and equipment held for sale at the lower of carrying amount or fair value less cost to sell. We evaluated well servicing’s respective assets held for sale for impairment. We engaged a third party independent appraisal company to determine the fair value of the well servicing assets. The analysis as of June 30, 2010 resulted in a $23.4 million impairment charge ($14.3 million after tax). This charge was recorded in the second quarter of 2010 and is reflected as a component of loss from discontinued operations in our Consolidated Statements of Operations.
In the third quarter of 2010, management made the decision to divest of older drilling rigs and use the proceeds to pay down existing indebtedness. Consequently, management decided to sell five drilling rigs (rigs 5, 6, 7, 51, and 54). Because the drilling rigs met the held for sale criteria, we are required to present these assets held for sale at the lower of carrying amount or fair value less anticipated cost to sell. We evaluated these assets as of September 30, 2010, for impairment. The fair value of the drilling rigs was determined using level 3 inputs. The fair value was determined by the sale price of similar assets sold by us in an auction during the third quarter and negotiated prices with interested parties. The analysis as of September 30, 2010 resulted in a $7.8 million impairment charge. We recognized an additional impairment during the fourth quarter of approximately $139,000 related to assets held for sale.
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
We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the years ended December 31, 2010 and 2009, we did not capitalize any interest.

We review our equity investments for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than a temporary decline should be recognized. Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Due to the volatility and decline in oil and natural gas prices, a deteriorating global economic environment through 2009 and the anticipated future earnings of Challenger, we deemed it necessary to test the investment for impairment during 2008, 2009, and 2010.
Fair value of the investment was estimated using a combination of income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. In developing our fair value estimates, certain key assumptions included an assumed discount rate of 14.5% and 16.5%, a control premium of 25.0% and 30.0% and a long-term growth rate of 4.0% and 4.0% for 2009 and 2008, respectively. The analysis resulted in a non-cash impairment charge of $14.4 million in 2008. The analysis resulted in a fair value of $39.8 million related to our investment in Challenger, as of September 30, 2009, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21.2 million in the statement of operations ended December 31, 2009.
In developing our fair value estimates, as of December 31, 2010, certain key assumptions included an assumed discount rate of 15.0%, a control premium of 22.1% and a long-term growth rate of 3.0%. The analysis resulted in a fair value of $40.9 million related to our investment in Challenger, which was above the carrying value of the investment and resulted in no impairment.
Recent civil and political disturbances in Libya elsewhere in North Africa, and the Middle East may affect Challenger’s operations. Ongoing political unrest may result in loss of revenue and damage to equipment. Any impact from the political turmoil and protests on Challenger’s operations could negatively impact the Company’s investment in Challenger. The current conditions may trigger additional impairment analysis during 2011 which could result in an impairment of our investment.
Stock Based Compensation—We have adopted ASC Topic 718, Stock Compensation, upon granting our first stock options on August 16, 2005. ASC Topic 718 requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award. Stock compensation expense was $3.3 million, $3.3 million, and $5.8 million for 2010, 2009, and 2008, respectively.
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
Other Accounting Estimates—Our other accrued expenses as of December 31, 2010 and December 31, 2009 included accruals of approximately $3.7 million and $2.5 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $500,000 per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $11.5 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. The letters of credit are typically renewed annually. No amounts have been drawn under the letters of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims. We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents. We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance. Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.

Year in Review Highlights
The following are recent highlights that have impacted our results of operations for the year ended December 31, 2010.
Asset Sales and Held for Sale
On September 21, 2010 through September 23, 2010, we sold at auction in separate lots to multiple bidders two complete drilling rigs and components comprising four other drilling rigs (rigs 2, 9, 52, 70, 75 and 94), and ancillary equipment. The drilling rigs and equipment sold at auction were not being utilized currently in our business. We received net proceeds of approximately $8.3 million, net of selling expenses of $817,000, for the drilling rigs and related equipment. We recorded losses of $19.9 million related to the sale of the drilling rigs and ancillary equipment. The loss was based on net book values of approximately $28.2 million for the drilling rigs and ancillary equipment. We used the entire proceeds to pay down existing indebtedness under our revolving credit facility.
In an unrelated transaction on September 23, 2010, we sold two drilling rigs (rigs 41 and 42) in a private sale to Windsor Permian LLC, an unaffiliated third party, for estimated net proceeds of $7.2 million. We recorded a $1.7 million loss on the sale of these assets based on a net book value of $8.9 million.
The decision was made by management in the third quarter to sell an additional five drilling rigs (rigs 5, 6, 7, 51, and 54). Because the drilling rigs met the held for sale criteria, we were required to present such assets, comprised of property and equipment, at the lower of carrying amount or fair value less the anticipated costs to sell. We evaluated these assets for impairment as of September 30, 2010, which resulted in recognizing a $7.8 million impairment charge which includes estimated selling expenses of approximately $125,000. At September 30, 2010, the fair value estimate was derived from the sale price of similar assets sold at auction during the third quarter and negotiated prices with interested parties. The drilling rigs and related equipment were presented as part of our land drilling segment.
On November 17, 2010, the Company sold at auction in separate lots to multiple bidders two complete drilling rigs (rigs 51 & 54) and ancillary equipment. The drilling rigs and equipment sold at auction were not being utilized currently in the Company’s business. The Company received net proceeds of approximately $1.7 million, net of selling expenses of $115,000, for the drilling rigs and related equipment. The Company recorded a loss of $2.2 million related to the sale of the drilling rigs and ancillary equipment. The loss was based on net book values of approximately $3.9 million for the drilling rigs and ancillary equipment.
On November 29, 2010, the Company sold two drilling rigs (rigs 5 and 7) in a private sale to Atlas Drilling, LLC, an unaffiliated third party, for estimated net proceeds of $2.7 million. The Company recorded a $14,000 gain on the sale of these assets based on a net book value of $2.7 million.
The Company believes the sale of rig 6 is probable within a year from the date on which we classified the drilling rig as held for sale. Because the drilling rig meets the held for sale criteria, the Company is required to present such assets, comprised of property and equipment, at the lower of carrying amount or fair value less the anticipated costs to sell. The carrying amount of the drilling rig and related equipment after impairment was $1.6 million at December 31, 2010, and is included in Non-current assets held for sale in our Consolidated Balance Sheets. The Company recognized an additional impairment during the fourth quarter of approximately $139,000 related to this rig. At December 31, 2010, the Company’s fair value estimate was derived from the negotiated prices with interested parties. The drilling rig and related equipment were included as part of our land drilling segment.
The drilling rigs and related equipment sold at auction and the drilling rig held for sale are being sold as part of a broader strategy by management to divest of older drilling rigs and use the proceeds to pay down existing indebtedness.
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
In late June management made a decision to market the assets constituting the well servicing segment for sale and redeploy the proceeds to reduce debt and to support the Company’s core drilling business. Since the well servicing property and equipment met the held for sale criteria, we were required to present its property and equipment held for sale at the lower of carrying amount or fair value less cost to sell. Accordingly, in the second quarter of 2010, we evaluated well servicing’s respective assets held for sale for impairment. We engaged a third party independent appraisal company to determine the fair value of the well servicing assets. The analysis as of June 30, 2010 resulted in $23.4 million impairment charge ($14.3 million after tax). This charge was recorded in the second quarter of 2010 and is reflected as a component of income (loss) from discontinued operations in our Consolidated Statements of Operations.
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
On July 1, 2010, CICSA contributed cash of approximately $45.1 million in exchange for 735,356,219 shares of Bronco MX. The cash contributed was used to purchase five drilling rigs. As a result of the contribution, our membership interest in Bronco MX was decreased to approximately 20%. We have accounted for the share issuance as if we had sold a proportionate amount of our shares. The Company recorded a loss on the transaction in the amount of $1.3 million, which is included in our consolidated statements of operations.
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

Global Financial Markets
Events, both within the United States and the world, have brought about significant and immediate changes in the global financial markets which in turn have affected the United States economy, our industry and us. In the United States, these events and others have had a significant impact on the prices for oil and natural gas as reflected in the following table:

	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2010:
Fourth	$4.61	$3.29	$91.51	$79.49
Third	$4.92	$3.65	$82.55	$71.63
Second	$5.19	$3.91	$86.79	$68.01
First	$6.01	$3.84	$83.76	$71.19
2009:
Fourth	$5.99	$4.25	$81.37	$69.57
Third	$4.88	$2.51	$74.37	$59.52
Second	$4.45	$3.25	$72.68	$45.88
First	$6.07	$3.63	$54.34	$33.98
2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99
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
The impact on our business and financial results as a consequence of the volatility in oil and natural gas prices and the global economic crisis is uncertain in the long term, but in the short term, it has had a number of consequences for us, including the following:
•	In December 2008, we incurred goodwill impairment of our contract land drilling and well servicing segments of $24.3 million due to the fair value of the segments being less than their carrying value;
•	In June 2009, we temporarily suspended operations in our well servicing segment;
•	In September 2009, we incurred an impairment charge to our investment in Challenger of $21.2 million due to the fair value of the investment being less than its carrying value;
•	In June 2010, management made a decision to sell the assets in the well servicing segment. We recorded a $23.4 million impairment charge ($14.3 million after tax).
•	In July 2010, subsequent to the end of our second quarter, we completed the sale of the property and equipment of our trucking assets for $11.3 million in cash, net of selling expenses in the amount of $403,000. Proceeds from this sale were used to repay existing indebtedness under our revolving credit facility with Banco Inbursa.
•	In September 2010, we sold at auction in separate lots to multiple bidders substantially all of the assets of our discontinued well servicing segment, two complete drilling rigs and components comprising four other drilling rigs (rigs 2, 9, 52, 70, 75 and 94), and ancillary equipment. We recorded losses of $8.9 million and $19.9 million from the sale of the assets of our well servicing segment and drilling rigs and related equipment, respectively.
•	In September 2010, we sold two drilling rigs (rigs 41 and 42) in a private sale to Windsor Permian LLC, an unaffiliated third party, for estimated proceeds of $7.2 million. We recorded a loss of $1.7 million on the sale of these assets.
Additionally, in the third quarter of 2010 management made the decision to continue to divest of smaller legacy mechanical rigs and invest the proceeds into new generation drilling rigs and equipment. That decision resulted in the following transactions.
•	In September 2010, management made a decision to sell five drilling rigs (rigs 5, 6, 7, 51 and 54). We recorded a $8 million impairment charge on these rigs.
•	In November 2010, we sold at auction in separate lots to multiple bidders two complete drilling rigs (rigs 51 and 54) and ancillary equipment. We recorded a loss of $2.2 million on the sale of these assets.
•	In November 2010, we sold two drilling rigs (rigs 5 and 7) and entered into a contract to sale one drilling rig (rig 6) in a private sale to Atlas Drilling, LLC, an unaffiliated third party, for estimated net proceeds of $4.5 million. The Company recorded a $14,000 gain on the sale of rigs 5 and 7.
•	In February 2011, we sold two drilling rigs (rigs 56 and 62) in a private sale to Windsor Permian LLC, an unaffiliated third party, for estimated proceeds of $11.5 million.

Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Contract Drilling Revenue. For the year ended December 31, 2010, we reported contract drilling revenues of approximately $124.4 million, a 21% increase from revenues of $102.9 million for 2009. The increase is primarily due to an increase in total revenue days and an increase in average dayrates. Revenue days increased 31% to 7,450 days for the year ended December 31, 2010 from 5,699 days during 2009. Average dayrates for our drilling services increased $455, or 3%, to $16,527 for the year ended December 31, 2010 from $16,072 in 2009. The increase in the number of revenue days for the year ended December 31, 2010 as compared to 2009 is attributable to the increase in our utilization rate. Utilization increased to 62% from 36% for the year ended December 31, 2010 as compared to 2009. The 72% increase in utilization was primarily due to the increase in demand for our services related to an increase in drilling activity as a result of higher oil and natural gas prices. For the year ended December 31, 2010, the Company did not record any contract drilling revenue related to terminated contracts compared to $7.9 million for 2009.
Equity in Income (Loss) of Challenger. Our equity in the loss of Challenger was $984,000 for the year ended December 31, 2010 compared to $1.9 million for the year ended December 31, 2009. The equity in loss of Challenger represents our 25% share of Challenger’s loss for 2010 and 2009. For the year ended December 31, 2010, Challenger had operating revenues of $49.3 million and operating costs of $36.7 million. For the year ended December 31, 2009, Challenger had operating revenues of $56.5 million and operating costs of $35.4 million. We reviewed our investment in Challenger at September 30, 2009 for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than temporary decline should be recognized. Due to the volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger in 2009, we deemed it necessary to test the investment for impairment. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $39.8 million for our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21.2 million for the year ended December 31, 2009. We performed an impairment analysis as of December 31, 2010 and based upon the results, we were not required to record additional impairments during the year ended December 31, 2010. During the first quarter of 2011, political instability and unrest occurred in Libya, which could result in additional impairments of our investment in challenger.
Equity in Income (Loss) of Bronco MX. Equity in income of Bronco MX was $22,000 for the year ended December 31, 2010. Equity in loss of Bronco MX was $588,000 for the period September 18 through December 31, 2009. The equity in income (loss) of Bronco MX represents our proportionate share of Bronco MX’s loss for 2010 and 2009. For the year ended December 31, 2010, Bronco MX had operating revenues of $34.1 million and operating costs of $33.4 million. For the period September 18 through December 31, 2009, Bronco MX had operating revenues of $7.2 million and operating costs of $9.8 million.
Contract Drilling Expense. Contract drilling expense increased $19.6 million to $90.3 million for the year ended December 31, 2010 from $70.7 million in 2009. This 28% increase is primarily due to the increase in the number of revenue days from 5,699 for the year ended December 31, 2009 to 7,450 for 2010. As a percentage of contract drilling revenue, drilling expense increased to 73% for the year ended December 31, 2010 from 69% in 2009 due primarily to revenue related to terminated contracts of $7.9 million for 2009.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $7.8 million to $28.4 million for the year ended December 31, 2010 from $36.2 million in 2009. The decrease is due to the contribution of nine drilling rigs to Bronco MX in the third quarter of 2009, the sale of our workover rig segment in the third quarter of 2010, and the sale of six complete drilling rigs and components comprising six other drilling rigs during 2010.
General and Administrative Expense. General and administrative expense increased $1.3 million, or 8%, to $17.1 million for the year ended December 31, 2010 from $15.8 million in 2009. This primarily resulted from a $2.0 million increase in accounts receivable write offs and a $309,000 increase in payroll costs. These increases were partially offset by a decrease in consulting fees of $942,000 and a decrease in professional fees of $405,000. The decreases in consulting fees and professional fees is due to expenses incurred during 2009 related to the Bronco MX transaction.
Interest Expense. Interest expense decreased $2.2 million to $4.7 million for the year ended December 31, 2010 from $6.9 million in 2009. The decrease is due to a decrease in the average outstanding balance under our credit facilities.
Income Tax Expense. We recorded an income tax benefit of $18.1 million for the year ended December 31, 2010. This compares to an income tax benefit of $27.2 million in 2009. This decrease is primarily due to a $22.7 million decrease in pre-tax loss to $52.6 million for the year ended December 31, 2010 from $75.3 million in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Contract Drilling Revenue. For the year ended December 31, 2009, we reported contract drilling revenues of approximately $102.9 million, a 56% decrease from revenues of $233.9 million for 2008. The decrease is primarily due to a decrease in total revenue days and a decrease in average dayrates. Revenue days decreased 55% to 5,699 days for the year ended December 31, 2009 from 12,712 days during 2008. Average dayrates for our drilling services decreased $1,565, or 9%, to $16,072 for the year ended December 31, 2009 from $17,637 in 2008. The decrease in the number of revenue days for the year ended December 31, 2009 as compared to 2008 is attributable to the decrease in our utilization rate. Utilization decreased to 36% from 79% for the year ended December 31, 2009 as compared to 2008. The 54% decrease in utilization was primarily due to decrease in demand for our services related to a decline in drilling activity as a result of lower oil and natural gas prices and a more competitive market resulting from an increase in the supply of drilling rigs. For the year ended December 31, 2009, the Company recorded $7.9 million of contract drilling revenue related to terminated contracts compared to $3.6 million for 2008.
Equity in Income (Loss) of Challenger. Our equity in the loss of Challenger was $1.9 million for the year ended December 31, 2009 compared to Equity in income of $2.2 million for the year ended December 31, 2008. The equity in income (loss) of Challenger represents our 25% share of Challenger’s income (loss) for 2009 and 2008. For the year ended December 31, 2009, Challenger had operating revenues of $56.5 million and operating costs of $35.4 million. For the year ended December 31, 2008, Challenger had operating revenues of $71.8 million and operating costs of $38.5 million. We reviewed our investment in Challenger at September 30, 2009 for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than temporary decline should be recognized. Due to the volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger, we deemed it necessary to test the investment for impairment during 2009. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $39.8 million for our investment in Challenger, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21.2 million.
Equity in Income (Loss) of Bronco MX. Equity in loss of Bronco MX was $588 for the period September 18 through December 31, 2009. The equity in loss of Bronco MX represents our 40% share of Bronco MX’s loss for 2009. For the period September 18 through December 31, 2009, Bronco MX had operating revenues of $7.2 million and operating costs of $9.2 million.
Contract Drilling Expense. Contract drilling expense decreased $65.0 million to $70.7 million for the year ended December 31, 2009 from $135.7 million in 2008. This 48% decrease is primarily due to the decrease in the number of revenue days from 12,712 for the year ended December 31, 2008 to 5,699 for 2009. As a percentage of contract drilling revenue, drilling expense increased to 69% for the year ended December 31, 2009 from 60% in 2008 due primarily to fixed costs on idle drilling rigs.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.0 million to $36.2 million for the year ended December 31, 2009 from $39.2 million in 2008. The decrease is due to the contribution of nine drilling rigs to Bronco MX in the third quarter of 2009.
General and Administrative Expense. General and administrative expense decreased $14.0 million, or 47%, to $15.8 million for the year ended December 31, 2009 from $29.8 million in 2008. This primarily resulted from a $4.5 million termination fee paid in 2008 related to our terminated merger with Allis-Chalmers Energy, Inc. The remainder of the decrease is due to a $3.3 million decrease in accounts receivable write-offs, $2.5 million decrease in stock compensation expense, a $1.4 million decrease in professional fees, a $1.0 million decrease in payroll costs, and a $564,000 decrease in yard expense. The decrease in stock compensation expense is primarily due to stock grants with higher grant date fair values becoming fully amortized. The other decreases are due to the overall decrease in activity for the company in the current year.
Interest Expense. Interest expense increased $2.9 million to $6.9 million for the year ended December 31, 2009 from $4.0 million in 2008. The increase is due to a decrease in the capitalization of interest expense related to our rig refurbishment program and an increase in the average outstanding balance under our credit facilities. We did not capitalize any interest in 2009 compared to $1.3 million of interest for the year ended December 31, 2008.
Income Tax Expense . We recorded an income tax benefit of $27.2 million for the year ended December 31, 2009. This compares to an income tax benefit of $5.3 million in 2008. This increase is primarily due to a $64.6 million increase in pre-tax loss to $75.3 million for the year ended December 31, 2009 from $10.7 million in 2008.

Liquidity and Capital Resources
Operating Activities. Net cash provided by operating activities was $38.3 million for 2010, $22.2 million for 2009, and $48.4 million in 2008. The increase of $16.1 million from 2009 to 2010 was primarily due to an increase in cash receipts from customers and lower cash payments to employees and suppliers.
Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and for the refurbishment of our rigs. Net cash provided by investing activities was $3.0 million for 2010 and $19.0 million for 2009 compared to cash used of $75.0 million for 2008. In 2010, we received approximately $24.0 million in proceeds from the sale of assets and $911,000 from principal payments on note receivable, which were partially offset by $19.2 million used to purchase property and equipment. In 2009, we received $31.7 million from the sale of 60% of the outstanding membership interests in Bronco MX, proceeds of $635,000 from the sale of assets and principal payments on note receivable of $3.1 million, partially offset by $16.5 million used to purchase property and equipment. In 2008, approximately $5.1 million was used to obtain a 25% interest in Challenger, $76.8 million was used to purchase property and equipment, which amounts were partially offset by $4.0 million received from the sale of assets and $2.9 million received from a restricted cash account.
Financing Activities. We used cash for financing activities of $46.0 million for 2010 and $58.4 million for 2009 as compared to cash provided of $47.5 million for 2008. Our net cash used for financing activities for 2010 related to payments on our revolving credit facility with Banco Inbursa in the amount of $50.9 million, partially offset by borrowings of $5.0 million under our revolving credit facility with Banco Inbursa. Our net cash used for financing activities for 2009 related to us repaying in full our revolving credit facility with Fortis Bank SA/NV on September 18, 2009 in the amount of $111.1 million, and debt issue costs of $2.2 million, partially offset by borrowings of $55.0 million under our revolving credit facility with Banco Inbursa. Our net cash provided by financing for 2008 related to borrowings of $51.1 million under our credit facility with Fortis, partially offset by $3.5 million in debt issuance costs.
Sources of Liquidity. Our primary sources of liquidity are cash from operations and borrowings under our credit facilities and equity financing.
Debt Financing. On September 18, 2009, we entered into a new senior secured revolving credit facility with Banco Inbursa, as lender and as the issuing bank. We utilized (i) borrowings under the credit facility, (ii) proceeds from the sale of the membership interests of Bronco MX, and (iii) cash-on-hand to repay all amounts outstanding under our prior revolving credit agreement with Fortis Bank SA/NV.
The credit facility initially provided for revolving advances of up to $75.0 million and the borrowing base under the credit facility was initially set at $75.0 million, subject to borrowing base limitations. On February 9, 2011 we amended our credit facility which reduced the commitment to $45.0 million. The credit facility matures on September 17, 2014. Outstanding borrowings under the credit facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances.
We will pay a quarterly commitment fee of 0.5% per annum on the unused portion of the credit facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the credit facility was paid by us at closing. Our domestic subsidiaries have guaranteed the loans and other obligations under the credit facility. The obligations under the credit facility and the related guarantees are secured by a first priority security interest in substantially all of our assets and our domestic subsidiaries, including the equity interests of our direct and indirect subsidiaries. Commitment fees expense was $125,000 and $15,000 for the years ended December 31, 2010 and December 31, 2009, respectively.
The credit facility contains customary representations and warranties and various affirmative and negative covenants, including, but not limited to, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions, and a financial covenant requiring that we maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization for any four consecutive fiscal quarters of not more than 3.5 to 1.0. We were in compliance with all covenants at December 31, 2010. A violation of these covenants or any other covenant in the credit facility could result in a default under the credit facility which would permit the lender to restrict our ability to access the credit facility and require the immediate repayment of any outstanding advances under the credit facility. The credit facility also provides for mandatory prepayments in certain circumstances.

In conjunction with our entry into the credit facility, we entered into a Warrant Agreement, pursuant to which we, issued a three-year warrant (the “Warrant”) to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of our common stock, $0.01 par value per share, subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of Common Stock from the date of issuance, September 18, 2009, of the Warrant (the “Issue Date”) through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. The Warrant may be exercised by the payment of the exercise price in cash or through a cashless exercise whereby we withhold shares issuable under the Warrant having a value equal to the aggregate exercise price. Banco Inbursa subsequently transferred the Warrant to CICSA.
In accordance with accounting standards, the proceeds from the revolving credit facility were allocated to the credit facility and Warrant based on their respective fair values. Based on this allocation, $50.3 million and $4.7 million of the net proceeds were allocated to the credit facility and Warrant, respectively. The Warrant has been classified as a liability on the consolidated balance sheet due to our obligation to pay the seller of the Warrant a make-whole payment, in cash, under certain circumstances. The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant. The valuation was determined by computing the value of the Warrant if exercised in Year 1 — 3 with the values weighted by the probability that the Warrant would actually be exercised in that year. Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.41% to 1.57%.
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
In accordance with accounting standards, we revalued the Warrant as of December 31, 2010 and December 31, 2009 and recorded the change in the fair value of the Warrant on the consolidated statement of operations. The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant. The valuation was determined by computing the value of the Warrant if exercised in Year 1 — 3 with the values weighted by the probability that the warrant would actually be exercised in that year. Some of the assumptions used in the model were volatilities of 50% and 45% and a risk free interest rate that ranged from 0.22% to 0.54% and 0.40% to 1.45% for 2010 and 2009, respectively. The fair value of the Warrant was $4.4 million and $2.8 million at December 31, 2010 and December 31, 2009, respectively. We recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $1.6 million and $1.9 million for the years ended December 31, 2010 and December 31, 2009, respectively.
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
This revolving credit facility provided for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility, and fees for each letter of credit issued under the facility. Commitment fees expense for the year ended December 31, 2009 was $447,000.
This revolving credit facility was repaid in full on September 18, 2009. We incurred a loss from early extinguishment of debt of approximately $2.9 million.
We are party to a term loan agreement with Ameritas Life Insurance Corp. for an aggregate principal amount of approximately $1.6 million related to the acquisition of a building. This term loan is payable in 166 monthly installments, matures in 2021 and has an interest rate of 6%.
Issuances of Equity.
In conjunction with our entry into our senior secured revolving credit facility with Banco Inbursa, we issued a three-year warrant to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of our common stock, $0.01 par value per share, subject to the terms and conditions set forth in the Warrant. Banco Inbursa subsequently transferred the Warrant to CICSA. Pursuant to the terms of the Warrant, we cancelled the Warrant issued to Banco Inbursa and issued a warrant to CICSA evidencing such transfer.
Capital Expenditures.
During 2010, we incurred aggregate refurbishment costs of $7.3 million related to enhancements and refurbishments of rigs for opportunities domestically and incurred $8.0 million for the purchase of top drives to upgrade our fleet.

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
Working Capital. Our working capital was $35.7 million at December 31, 2010, compared to $25.3 million at December 31, 2009. Our current ratio, which we calculate by dividing our current assets by our current liabilites, was 3.2 at December 31, 2010 compared to 2.4 at December 31, 2009.
We believe that the liquidity shown on our balance sheet as of December 31, 2010, which includes approximately $35.7 million in working capital (including $11.9 million in cash) and availability under our then $75.0 million credit facility of $54.4 million at December 31, 2010 (net of outstanding letters of credit of $11.5 million), together with cash expected to be generated from operations, provides us with sufficient ability to fund our operations for at least the next twelve months. We believe the reduction in our credit facility to $45.0 million will not materially impact our liquidity. However, additional capital may be required for future rig acquisitions. While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us. The changes in the components of our working capital were as follows (amounts in thousands):

	December 31,
	2010	2009	Change
Cash and cash equivalents	$11,854	$9,497	$2,357
Restricted cash	2,700	—	2,700
Trade and other receivables	24,656	15,306	9,350
Affiliate receivables	1,508	9,620	(8,112)
Unbilled receivables	428	828	(400)
Income tax receivable	5,700	3,800	1,900
Current deferred income taxes	2,765	1,360	1,405
Current maturities of note receivable	1,607	2,000	(393)
Prepaid expenses	329	666	(337)

Current assets	51,547	43,077	8,470

Current debt	95	89	6
Accounts Payable	7,945	9,756	(1,811)
Accrued liabilities and deferred revenues	7,847	7,952	(105)

Current liabilities	15,887	17,797	(1,910)

Working capital	$35,660	$25,280	$10,380

The increase in cash and cash equivalents and restricted cash at December 31, 2010 as compared to December 31, 2009 was primarily due the sale of six complete drilling rigs and components comprising six other drilling rigs and our well servicing segment and trucking operations which resulted in net proceeds of $43.6 million as well as the decrease in affiliate receivables of $8.1 million, partially offset by the payments on our revolving credit facility with Banco Inbursa, in the amount of $50.9 million. The increase in cash is also attributable to an overall increase in drilling activity for 2010. Revenue days for the year ended December 31, 2010 were 7,450 compared to 5,699 for 2009.
The increase in trade receivables and other receivables at December 31, 2010 as compared to December 31, 2009 was due to an increase in revenue days and utilization rates during 2010 compared to 2009. Utilization for the year ended December 31, 2010 was 62% compared to 36% for 2009. Revenue days for the year ended December 31, 2010 were 7,450 compared to 5,699 for 2009.
The decrease in affiliate receivables at December 31, 2010 as compared to December 31, 2009 was mainly due to $7.1 million in payments received from Bronco MX.

Contractual and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at December 31, 2010 (in thousands):

	Payments Due by Period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Short and long-term debt	$10,373	$95	$9,423	$855	$—
Interest on long-term debt	2,478	625	1,685	89	79
Operating lease obligations	2,032	770	1,185	77	—

Total	$14,883	$1,490	$12,293	$1,021	$79

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Recent Accounting Pronouncements
In December 2010, the FASB issued an accounting standard update that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact, if any, the adoption will have on our consolidated financial statements.
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
In October 2009, the FASB issued a new accounting standard that addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. This new standard addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing accounting standards require a vendor to use objective and reliable evidence of fair value for the undelivered items or the residual method to separate deliverables in a multiple-deliverable arrangement. Under the new standard, it is expected that multiple-deliverable arrangements will be separated in more circumstances than under current requirements. The new standard establishes a hierarchy for determining the selling price of a deliverable for purposes of allocating revenue to multiple deliverables. The selling price used will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standard must be prospectively applied to all revenue arrangements entered into in fiscal years beginning on or after June 15, 2010 and became effective for us on January 1, 2011. We are currently evaluating the impact, if any, the adoption will have on our consolidated financial statements.

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
We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin of 5.80%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $56,000 annually, based on the $9.1 million outstanding in the aggregate under our credit facility as of December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.
Our Financial Statements begin on page 49 of this Form 10-K, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Control and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 our disclosure controls and procedures are effective.
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report on Form 10-K was prepared, as appropriate to allow timely decision regarding the required disclosure.
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

The independent registered public accounting firm that audited the Company’s financial statements, Grant Thornton LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.
Changes in Internal Controls over Financial Reporting.
There were no changes in internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Board of Directors
Bronco Drilling Company, Inc.
We have audited Bronco Drilling Company, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
March 15, 2011

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.
The information relating to this Item 10 is incorporated by reference to either the Proxy Statement for our 2011 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2010.

Item 11.	Executive Compensation.
The information relating to this Item 11 is incorporated by reference to either the Proxy Statement for our 2011 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information relating to this Item 12 is incorporated by reference to either the Proxy Statement for our 2011 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information relating to this Item 13 is incorporated by reference to either the Proxy Statement for our 2011 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services
The information relating to this Item 14 is incorporated by reference to either the Proxy Statement for our 2011 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the SEC no later than 120 days after December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1.	Financial Statements

See Index to Consolidated Financial Statements on page 47 of this Form 10-K.

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

Exhibit No.	Description

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

10.5
Warrant No. W-2, dated September 18, 2009, by and among Bronco Drilling Company, Inc. and Carso Infraestructura y Construcción, S.A.B. de C.V. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K, File No. 000-51471, filed by the Company with the SEC on March 15, 2010).

10.6
Waiver Letter, dated February 9, 2010, by and between Bronco Drilling Company, Inc. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on February 16, 2010).

10.7
First Amendment to Credit Agreement, dated February 9, 2011, by and among Bronco Drilling Company, Inc., certain subsidiaries thereof, and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on February 11, 2011).

+10.8	Bronco Drilling Company, Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement, filed by the Company with the SEC on April 28, 2008).

+10.9
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on June 15, 2008).

+10.10	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on June 15, 2008).

+10.11
Bronco Drilling Company, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on December 15, 2010).

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BRONCO DRILLING COMPANY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Board of Directors
Bronco Drilling Company, Inc.
We have audited the accompanying consolidated balance sheets of Bronco Drilling Company, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bronco Drilling Company, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
March 15, 2011

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,854	$9,497
Restricted cash	2,700	—
Receivables
Trade and other, net of allowance for doubtful accounts of $891 and $3,576 in 2010 and 2009, respectively	24,656	15,306
Affiliate receivables, net of allowance of $800 in 2010	1,508	9,620
Unbilled receivables	428	828
Income tax receivable	5,700	3,800
Current deferred income taxes	2,765	1,360
Current maturities of note receivable from affiliate	1,607	2,000
Prepaid expenses	329	666

Total current assets	51,547	43,077

PROPERTY AND EQUIPMENT — AT COST
Drilling rigs and related equipment	315,085	386,514
Transportation, office and other equipment	16,236	18,602

	331,321	405,116
Less accumulated depreciation	105,242	116,455

	226,079	288,661

OTHER ASSETS
Note receivable from affiliate, less current maturities	—	517
Investment in Challenger	38,730	39,714
Investment in Bronco MX	20,632	21,407
Debt issue costs and other	3,362	3,672
Non-current assets held for sale and discontinued operations	1,680	48,535

	64,404	113,845

	$342,030	$445,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,945	$9,756
Accrued liabilities	7,847	7,952
Current maturities of long-term debt	95	89

Total current liabilities	15,887	17,797

LONG-TERM DEBT, less current maturities and discount	6,730	51,814

WARRANT	4,407	2,829

DEFERRED INCOME TAXES	21,664	32,872

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000 shares authorized; 27,236 and 26,713 shares issued and outstanding at December 31, 2010 and 2009	277	270

Additional paid-in capital	310,580	307,313

Accumulated other comprehensive income	1,012	538

Retained earnings (Accumulated deficit)	(18,527)	32,150

Total stockholders’ equity	293,342	340,271

	$342,030	$445,583

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

REVENUES
Contract drilling revenues, including 0%, 0%, and 2% from related parties	$124,399	$102,896	$233,922
EXPENSES
Contract drilling	90,290	70,721	140,935
Depreciation and amortization	28,445	36,180	39,194
General and administrative	17,108	15,782	29,821
Gain on Challenger transactions	—	—	(2,252)
Loss on Bronco MX transaction	1,487	23,705	—
Impairment of goodwill	—	—	21,115
Impairment of drilling rigs and related equipment	7,900	—	—
Loss on sale of drilling rigs and related equipment	23,732	—	—

	168,962	146,388	228,813

Income (loss) from continuing operations	(44,563)	(43,492)	5,109

OTHER INCOME (EXPENSE)
Interest expense	(4,671)	(6,933)	(4,048)
Loss from early extinguishment of debt	—	(2,859)	(155)
Interest income	201	273	1,039
Loss on partial sale of investment in Bronco MX	(1,271)	—	—
Equity in income (loss) of Challenger	(984)	(1,914)	2,186
Equity in income (loss) of Bronco MX	22	(588)	—
Impairment of investment in Challenger	—	(21,247)	(14,442)
Other	204	(383)	(343)
Change in fair value of warrant	(1,578)	1,850	—

	(8,077)	(31,801)	(15,763)

Loss from continuing operations before income tax	(52,640)	(75,293)	(10,654)
Income tax benefit	(18,135)	(27,151)	(5,339)

Loss from continuing operations	(34,505)	(48,142)	(5,315)
Loss from discontinued operations, net of tax	(16,172)	(9,437)	(2,928)

NET LOSS	$(50,677)	$(57,579)	$(8,243)

Loss per common share-Basic
Continuing operations	(1.27)	(1.81)	(0.20)
Discontinued operations	(0.60)	(0.35)	(0.11)

Loss per common share-Basic	$(1.87)	$(2.16)	$(0.31)

Loss per common share-Diluted
Continuing operations	(1.27)	(1.81)	(0.20)
Discontinued operations	(0.60)	(0.35)	(0.11)

Loss per common share-Diluted	$(1.87)	$(2.16)	$(0.31)

Weighted average number of shares outstanding-Basic	27,091	26,651	26,293

Weighted average number of shares outstanding-Diluted	27,091	26,651	26,293

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

				Accumulated
			Additional	Other		Total
	Common	Common	Paid In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of December 31, 2007	26,031	$262	$298,195	$—	$97,972	$396,429

Net loss	—	—	—	—	(8,243)	(8,243)

Stock compensation	315	5	5,820	—	—	5,825

Balance as of December 31, 2008	26,346	267	304,015	—	89,729	394,011

Net loss	—	—	—	—	(57,579)	(57,579)

Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	538	—	538

Total Comprehensive Income (Loss)						(57,041)

Stock compensation	367	3	3,298	—	—	3,301

Balance as of December 31, 2009	26,713	270	307,313	538	32,150	340,271

Net loss	—	—	—	—	(50,677)	(50,677)

Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	474	—	474

Total Comprehensive Income (Loss)						(50,203)

Stock compensation	523	7	3,267	—	—	3,274

Balance as of December 31, 2010	27,236	$277	$310,580	$1,012	$(18,527)	$293,342

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
	(Unaudited)
Cash flows from operating activities from continuing operations:
Net loss	$(50,677)	$(57,579)	$(8,243)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Loss from discontinued operations, net of tax	16,172	9,437	2,928
Depreciation and amortization	29,241	36,942	39,455
Bad debt expense	2,282	240	3,582
Loss (gain) on sale of assets	(272)	466	941
Write off of debt issue costs	—	2,859	155
Gain on Challenger transactions	—	—	(3,138)
Impairment of investment in Challenger	—	21,247	14,442
Impairment of goodwill	—	—	21,534
Loss on sale of drilling rigs and related equipment	23,732		—
Impairment of drilling rigs and related equipment	7,900		—
Loss on partial sale of investment in Bronco MX	1,271		—
Equity in (income) loss of Challenger	984	1,914	(2,186)
Equity in (income) loss of Bronco MX	(22)	588	—
Change in fair value of warrant	1,578	(1,850)	—
Loss on Bronco MX transaction	1,487	23,705	—
Imputed interest expense	907	224	—
Stock compensation	3,274	3,301	5,825
Deferred income taxes	(5,392)	(25,760)	(6,332)
Changes in current assets and liabilities:
Receivables	(11,993)	40,490	(1,643)
Affiliate receivables	8,112	(6,233)	—
Unbilled receivables	400	1,990	(937)
Prepaid expenses	190	(64)	(152)
Other assets	(790)	244	717
Accounts payable	8,627	(21,465)	(13,973)
Accrued expenses	181	(6,762)	(4,552)
Income taxes receivable	1,086	(1,730)	—

Net cash provided by operating activities from continuing operations	38,278	22,204	48,423

Cash flows from investing activities from continuing operations:
Restricted cash account	(2,700)	—	2,899
Business acquisition, net of cash acquired	—	—	(5,063)
Principal payments on note receivable	911	3,065	—
Proceeds from sale of assets	23,982	32,375	3,965
Purchase of property and equipment	(19,177)	(16,462)	(76,793)

Net cash provided by (used in) investing activities from continuing operations	3,016	18,978	(74,992)

Cash flows from financing activities from continuing operations:
Proceeds from borrowings	5,000	55,000	51,100
Payments of debt	(50,986)	(111,184)	(79)
Debt issue costs	—	(2,232)	(3,501)

Net provided by (used in) financing activities from continuing operations	(45,986)	(58,416)	47,520

Net increase (decrease) in cash and cash equivalents from continuing operations	(4,692)	(17,234)	20,951

Cash flows from discontinued operations:
Operating cash flows	(16,611)	5,844	10,677
Investing cash flows	23,660	(784)	(7,803)
Financing cash flows	—	(5,005)	(2,870)

Net increase (decrease) in cash and cash equivalents from discontinued operations	7,049	55	4

Increase (decrease) in cash and cash equivalents	2,357	(17,179)	20,955

Beginning cash and cash equivalents	9,497	26,676	5,721

Ending cash and cash equivalents	$11,854	$9,497	$26,676

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$4,026	$11,549	$2,704
Income taxes (refunded) paid	(13,829)	339	198
Supplementary disclosure of non-cash investing and financing:
Purchase of property and equipment in accounts payable	2,034	4,425	11,430
Reduction of receivable for property and equipment	—	5,040	—
Reduction of debt for warrants issued	—	4,679	—
Assets contributed to Bronco MX	—	77,194	—
Note issued for acquisition of property and equipment	—	—	1,277
Assets exchanged/sold for equity interest and note receivable	—	—	72,503
Common stock received for payment of receivable	—	—	1,900
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
Restricted Cash
At December 31, 2010, the Company had restricted cash of $2,700, at a bank in escrow related to the sale of drilling rigs.
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
The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts in progress or costs deferred on daywork contracts in progress.
Accounts Receivable
The Company records trade accounts receivable at the amount invoiced to customers. Substantially all of the Company’s accounts receivable are due from companies in the oil and gas industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts. At December 31, 2010 and 2009, our allowance for doubtful accounts was $1,691 and $3,576, respectively.
Prepaid Expenses
Prepaid expenses include items such as insurance and fees. The Company routinely expenses these items in the normal course of business over the periods these expenses benefit.
Property and Equipment
Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $14,111 and $26,038 as of December 31, 2010 and 2009, respectively.
The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the years ended December 31, 2010 and 2009, the Company did not capitalize any interest.
The Company evaluates for potential impairment of long-lived assets held for use and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing an impairment evaluation, the Company estimates the future undiscounted net cash flows from the use and eventual disposition of long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then the Company would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. See Note 9, Asset Sales and Held for Sale, for discussion of impairment of drilling rigs and related equipment due to their classification as held for sale. Assets held for sale are recorded at the lower of carrying amount or fair value less cost to sell. See Note 10, Discontinued Operations, for discussion of well servicing segment property and equipment impairment relating to its classification as held for sale. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.
Debt issue costs and other
Debt issue costs and other assets consist of intangibles related to acquisitions, net of amortization, and debt issue costs, net of amortization. The Company follows Statement ASC Topic 323, “Intangibles — Goodwill and Other” to account for amortizable intangibles. Intangible assets that are acquired either individually or with a group of other assets are recognized based on its fair value and amortized over its useful life. The Company’s amortizable intangibles consist entirely of customer lists and relationships obtained through acquisitions. Customer lists and relationships are amortized over their estimated benefit period of four years. Depreciation and amortization expense includes amortization of intangibles of $78, $751, and $974 for the years ended December 31, 2010, 2009, and 2008, respectively. Total cost and accumulated amortization of intangibles at December 31, 2010 and 2009 was $2,318 and $2,318 and $3,705 and $3,403, respectively.

Legal fees and other debt issue costs incurred in obtaining financing are amortized over the term of the debt using a method which approximates the effective interest method. Gross debt issue costs were $2,669 and $2,232 at December 31, 2010 and 2009, respectively. Amortization expense related to debt issue costs was $688, $592, and $571 for the years ended December 31, 2010, 2009, and 2008, respectively, and is included in interest expense in the consolidated statements of operations. Accumulated amortization related to loan fees was $864 and $126 as of December 31, 2010 and 2009, respectively. On September 18, 2009 and September 29, 2008 the Company refinanced its revolving debt facility and incurred $2,232 and $3,501 of debt issuance costs, respectively. The Company wrote-off debt issue costs of $2,859, which is included in loss from early extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2009.
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
The Company applies the provisions of ASC Topic 740 which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and/or penalties related to income tax matters as income tax expense. As of December 31, 2010, the tax years ended December 31, 2006 through December 31, 2009 are open for examination by U.S. taxing authorities.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes the translation adjustments of the financial statements of Bronco MX at December 31, 2010 and 2009. The following table sets forth the components of comprehensive income (loss):

	Years ended December 31,
	2010	2009	2008
Net income (loss)	$(50,677)	$(57,579)	$(8,243)
Other comprehensive income — translation adjustment	474	538	—

Comprehensive income (loss)	$(50,203)	$(57,041)	$(8,243)

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
Recent Accounting Pronouncements
In December 2010, the FASB issued an accounting standard update that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact, if any, the adoption will have on our consolidated financial statements.
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
In October 2009, the FASB issued a new accounting standard that addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. This new standard addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing accounting standards require a vendor to use objective and reliable evidence of fair value for the undelivered items or the residual method to separate deliverables in a multiple-deliverable arrangement. Under the new standard, it is expected that multiple-deliverable arrangements will be separated in more circumstances than under current requirements. The new standard establishes a hierarchy for determining the selling price of a deliverable for purposes of allocating revenue to multiple deliverables. The selling price used will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standard must be prospectively applied to all revenue arrangements entered into in fiscal years beginning on or after June 15, 2010 and became effective for us on January 1, 2011. The Company is currently evaluating the impact, if any, the adoption will have on our consolidated financial statements.
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
2. Equity Method Investments
On January 4, 2008, we acquired a 25% equity interest in Challenger Limited, in exchange for six drilling rigs and cash. The Company also sold to Challenger four drilling rigs and ancillary equipment. The Company recorded equity in loss of investment of $984 and $1,914 for the years ended December 31, 2010 and 2009, respectively, related to its equity investment in Challenger. Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.
The Company entered into a term note with Challenger related to the sale of four drilling rigs and ancillary equipment. The term note bears interest at 8.5%. Interest and principal payments of $529 on the note are due quarterly until maturity at February 2, 2011. The note receivable is collaterized by the assets sold to Challenger. The note receivable from Challenger at December 31, 2010 was $1,607, all of which was classified as current. The note receivable from Challenger at December 31, 2009 was $2,517.
On February 20, 2008, the Company entered into a Management Services Agreement and Master Services Agreement with Challenger. The Company agreed to make available to Challenger certain employees of the Company for the purpose of providing land drilling services, certain business consulting services and managerial support to Challenger. The Company invoices Challenger monthly for the services provided. The Company had accounts receivable from Challenger of $1,508 and $2,499 at December 31, 2010 and December 31, 2009, respectively, related to these services provided.
At December 31, 2010, the book value of the Company’s ordinary share investment in Challenger was $38,730. The Company’s 25% interest of the net assets of Challenger was estimated to be $35,428. The basis difference between the Company’s ordinary equity investment in Challenger and the Company’s 25% interest of the net assets of Challenger primarily consists of certain property, plant and equipment and accumulated depreciation in the amount of $3,626 and $324, respectively, at December 31, 2010. These amounts are being amortized against the Company’s 25% interest of Challenger’s net income over the estimated useful lives of 15 years for the property, plant and equipment. Amortization recorded during years ended December 31, 2010 and 2009 was $264 and $1,026, respectively.
The Company reviews its investment in Challenger for impairment based on the guidance of ASC Topic 323, Investments-Equity Method and Joint Venture, which states that a loss in value of an investment which is other than a temporary decline should be recognized. Evidence of a loss in value might include the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Due to the recent volatility and decline in oil and natural gas prices, a deteriorating global economic environment and the anticipated future earnings of Challenger, the Company deemed it necessary to test the investment for impairment in 2008, 2009 and 2010. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in an impairment charge of $14,442 during 2008. The analysis resulted in a fair value of $39,800 related to our investment in Challenger as of September 30, 2009, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $21,247.
The analysis performed at December 31, 2010, resulted in a fair value of $40,863 related to our investment in Challenger, which was above the carrying value of the investment and resulted in no impairment. The estimate of fair value required management to make many estimates and judgments, such as forecasts of future cash flows, discount rates of approximately 15.0% and long term growth rates of 3.0% which it believes were reasonable and appropriate at December 31, 2010. Changes in such assumptions can result in an estimate of fair value that could be below the carrying amount of our investment in Challenger.
Recent civil and political disturbances in Libya the elsewhere in North Africa, and the Middle East that developed during the first quarter of 2011 may affect Challenger’s operations. Ongoing political unrest may result in loss of revenue and damage to equipment. Any impact from the political turmoil in Libya and elsewhere in North Africa on Challenger’s operations could negatively impact the Company’s investment in Challenger including, the entire loss of our investment.

Summarized financial information of Challenger is presented below:

	December 31,
	2010	2009
Condensed statement of operations:
Revenues	$49,267	$56,509

Gross margin	$12,616	$21,076

Net Income (loss)	$(2,931)	$(3,552)

Condensed balance sheet:
Current assets	$61,147	$59,971
Noncurrent assets	124,494	130,667

Total assets	$185,641	$190,638

Current liabilities	$28,788	$25,511
Noncurrent liabilities	15,189	20,531
Equity	141,664	144,596

Total liabilities and equity	$185,641	$190,638

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

		Approximate
		Drilling Depth
Rig	Design	(ft)	Type	Horsepower
43	Gardner Denver 800	15,000	Mechanical	1,000
4	Skytop Brewster N46	14,000	Mechanical	950
53	Skytop Brewster N42	12,000	Mechanical	850
55	Oilwell 660	12,000	Mechanical	1,000
58	National N55	12,000	Mechanical	800
60	Skytop Brewster N46	14,000	Mechanical	850
72	Skytop Brewster N42	10,000	Mechanical	750
76	National N55	12,000	Mechanical	700
78	Seaco 1200	12,000	Mechanical	1,200
The Company received $31,735 from CICSA in exchange for the 60% membership interest in Bronco MX, which included reimbursement for 60% of value added taxes previously paid by, or on behalf of, Bronco MX as a result of the importation to Mexico of the six drilling rigs that were contributed by the Company to Bronco MX. Upon completion of the transaction, the Company treated Bronco MX as a deconsolidated subsidiary in order to compute a loss in accordance with ASC Topic 810, Consolidation, due to the Company not retaining a controlling financial interest in Bronco MX subsequent to the sale. The Company recorded a net loss of $23,964 for the nine months ended September 30, 2009 relating to the transactions. The loss was computed based on the proceeds received from CICSA of $31,735 and the value of the Company’s 40% retained interest in Bronco MX of $21,495 less the book value of the net assets of Bronco MX, including rigs contributed to Bronco MX, of $77,194. The Company recorded a negative adjustment to the loss during the year ended December 31, 2010 of $1,487 due to post closing adjustments. Fair value of the Company’s 40% investment in Bronco MX was estimated using a combination of income, or discounted cash flows approach, the market approach, which utilizes pricing of third-party transactions of comparable businesses or assets and the cost approach which considers replacement cost as the primary indicator of value. The analysis resulted in a fair value of $21,495 related to the Company’s 40% retained interest in Bronco MX. At December 31, 2010, the book value of the Company’s ordinary share investment in Bronco MX was $20,632. The Company recorded equity in income (loss) of investment of $22 and ($588) for the year ended December 31, 2010 and for the period September 18 through December 31, 2009, respectively, related to its equity investment in Bronco MX. The Company’s investment in Bronco MX was increased by $474 as a result of a currency translation gain for the year ended December 31, 2010.

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
Summarized financial information of Bronco MX is presented below:

	December 31,
	2010	2009
Condensed statement of operations:
Revenues	$34,128	$7,171

Gross margin	$765	$(2,582)

Net Income (loss)	$826	$(1,472)

Condensed balance sheet:
Current assets	$25,497	$8,931
Noncurrent assets	100,687	57,746

Total assets	$126,184	$66,677

Current liabilities	$23,031	$13,162
Noncurrent liabilities	—	—
Equity	103,153	53,515

Total liabilities and equity	$126,184	$66,677

3. Accrued liabilities
Accrued liabilities consisted of the following at December 31, 2010 and 2009:

	2010	2009
Salaries, wages, payroll taxes and benefits	$1,252	$623
Workers’ compensation liability	3,695	2,458
Sales, use and other taxes	829	2,211
Health insurance	735	784
Deferred revenue	755	1,251
General liability insurance	500	500
Accrued interest	81	125

	$7,847	$7,952

4. Long-term Debt and Warrant
Long-term debt consists of the following:

	December 31,	December 31,
	2010	2009

Revolving credit facility with Banco Inbursa S.A., collateralized by the Company’s assets, and matures on September 17, 2014. Loans under the revolving credit facility bear interest at variable rates as defined in the credit agreement. Presented net of discount of $3,548 and $4,455 at December 31, 2010 and 2009, respectively. (1)	5,555	50,545

Note payable to Ameritas Life Insurance Corp., collateralized by a building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (2)	1,270	1,358

	6,825	51,903
Less current installments	95	89

	6,730	51,814

(1)	On September 18, 2009, the Company entered into a new senior secured revolving credit facility with Banco Inbursa S.A., or Banco Inbursa, as lender and as the issuing bank. The Company utilized (i) borrowings under the credit facility, (ii) proceeds from the sale of the membership interests of Bronco MX and (iii) cash-on-hand to repay all amounts outstanding under the Company’s prior revolving credit agreement with Fortis Bank SA/NV, New York Branch, which was replaced by this credit facility.
The credit facility initially provided for revolving advances of up to $75.0 million and the borrowing base under the credit facility was initially set at $75.0 million, subject to borrowing base limitations. On February 9, 2011 we amended our credit facility which reduced the commitment to $45.0 million. The credit facility matures on September 17, 2014. Outstanding borrowings under the credit facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances. The effective interest rate was 6.05% at December 31, 2010. The Company incurred $2,232 in debt issue costs related to this credit facility.
The Company pays a quarterly commitment fee of 0.5% per annum on the unused portion of the credit facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the credit facility was paid by the Company at closing. The Company’s domestic subsidiaries have guaranteed the loans and other obligations under the credit facility. The obligations under the credit facility and the related guarantees are secured by a first priority security interest in substantially all of the assets of the Company and its domestic subsidiaries, including the equity interests of the Company’s direct and indirect subsidiaries. Commitment fees expense for the years ended December 31, 2010 and 2009 was $125 and $15, respectively.
The credit facility contains customary representations and warranties and various affirmative and negative covenants, including, but not limited to, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions, and a financial covenant requiring that the Company maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization as defined in the credit agreement for any four consecutive fiscal quarters of not more than 3.5 to 1.0. The Company was in compliance with all covenants at December 31, 2010. A violation of these covenants or any other covenant in the credit facility could result in a default under the credit facility which would permit the lender to restrict the Company’s ability to access the credit facility and require the immediate repayment of any outstanding advances under the credit facility.
In conjunction with its entry into the credit facility, the Company entered into a Warrant Agreement with Banco Inbursa and, pursuant thereto, issued a three-year warrant (the “Warrant”) to Banco Inbursa evidencing the right to purchase up to 5,440,770 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) subject to the terms and conditions set forth in the Warrant, including the limitations on exercise set forth below, at an exercise price of $6.50 per share of Common Stock from the date of issuance September 18, 2009, of the Warrant (the “Issue Date”) through the first anniversary of the Issue Date, $7.00 per share following the first anniversary of the Issue Date through the second anniversary of the Issue Date, and $7.50 per share following the second anniversary of the Issue Date through the third anniversary of the Issue Date. Banco Inbursa subsequently transferred the Warrant to CICSA.

In accordance with accounting standards, the proceeds from the revolving credit facility were allocated to the credit facility and Warrant based on their respective fair values. Based on this allocation, $50,321 and $4,679 of the net proceeds were allocated to the credit facility and Warrant, respectively. The Warrant has been classified as a liability on the consolidated balance sheet due to the Company’s obligation to pay the seller of the Warrant a make-whole payment, in cash, under certain circumstances. The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant. The valuation was determined by computing the value of the Warrant if exercised in Year 1 — 3 with the values weighted by the probability that the warrant would actually be exercised in that year. Some of the assumptions used in the model were a volatility of 45% and a risk free interest rate that ranged from 0.41% to 1.57%.
The resulting discount to the revolving credit facility is amortized to interest expense over the term of the revolving credit facility. Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of Eurodollar rate plus 6.25%. Imputed interest expense recognized for the years ended December 31, 2010 and December 31, 2009 was $907 and $224, respectively.
In accordance with accounting standards, the Company revalued the Warrant as of December 31, 2010 and December 31, 2009 and recorded the change in the fair value of the Warrant on the consolidated statement of operations. The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant. The valuation was determined by computing the value of the Warrant if exercised in Year 1 — 3 with the values weighted by the probability that the warrant would actually be exercised in that year. Some of the assumptions used in the model were volatilities of 50% and 45% and a risk free interest rate that ranged from 0.22% to 0.54% and 0.40% to 1.45% for 2010 and 2009, respectively. The fair value of the Warrant was $4,407 and $2,829 at December 31, 2010 and December 31, 2009, respectively. The Company recorded a gain (loss) on the change in the fair value of the Warrant on the consolidated statement of operations in the amount of $(1,578) and $1,850 for the years ended December 31, 2010 and December 31, 2009, respectively.

(2)	On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building. The loan provides for term installments in an aggregate not to exceed $1,590.
Long-term debt maturing each year subsequent to December 31, 2010 is as follows:

2011	$95
2012	100
2013	107
2014	9,216
2015	120
2016 and thereafter	735

$10,373

5. Income Taxes
The Company adopted ASC Topic 740 on January 1, 2007. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2010, the Company had no unrecognized tax benefits. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as income tax expense. As of December 31, 2010, the tax years ended December 31, 2006 through December 31, 2009 are open for examination by U.S. taxing authorities.

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2010	2009	2008
Current:
State	$212	$28	$(165)
Federal	874	(1,419)	(874)
Deferred:
State	(3,133)	(1,660)	(432)
Federal	(16,088)	(24,100)	(3,868)

Income tax expense (benefit)	$(18,135)	$(27,151)	$(5,339)

Deferred income tax assets and liabilities are as follows:

	Years Ended December 31,
	2010	2009
Deferred tax assets:

Stock option expense	$2,369	$2,607
Alternative minimum tax credit carryforward	—	2,225
Net operating loss carryforwards	27,903	37,905
Accounts receivable allowance	341	1,383
Tax credits	—	—
Employee benefits and insurance accruals	277	303
Other	2,987	1,093

Total deferred tax assets	33,877	45,516

Deferred tax liabilities:

Property and equipment, principally due to differences in depreciation and impairments	52,712	76,964
Other	64	64

Total deferred tax liabilities	52,776	77,028

Net deferred tax liabilities	$18,899	$31,512

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

The provision for income taxes on continuing operations differs from the amounts computed by applying the federal income tax rate of 35% to net income. The differences are summarized as follows:

	Years Ended December 31,
	2010	2009	2008

Expected tax expense (benefit)	$(17,473)	$(25,783)	$(4,870)
State income taxes (benefit)	(2,977)	(2,201)	(345)
Nondeductible officer compensation	155	121	330
Nondeductible meals and entertainment	26	19	68
Stock compensation adjustment	447	783	—
Goodwill impairment	—	—	1,125
Foreign tax expense/(credit)	1,019	(660)	(832)
Prior year estimate adjustment	630	356	(295)
Other	38	214	(520)

	$(18,135)	$(27,151)	$(5,339)

6. Workers’ Compensation and Health Insurance
The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $500 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $11,460 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. The letters of credit are typically renewed annually. No amounts have been drawn under the letters of credit. Accrued expenses at December 31, 2010 and 2009 included approximately $3,695 and $2,458, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.
On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $125 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at December 31, 2010 and 2009 included approximately $735 and $784, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.
7. Transactions with Affiliates
During 2009, the Company had 6 operating leases with affiliated entities. As of January 9, 2010, these entities are no longer affiliated entities. Related rent expense was approximately $520 for the year ended December 31, 2009.
The Company had receivables from affiliates of $1,508 and $9,620 at December 31, 2010 and 2009, respectively.
Additional information about our transactions with affiliates is included in Note 2, Equity Method Investments.
8. Commitments and Contingencies
The Company leases 14 service locations under noncancelable operating leases that have various expirations from 2011 to 2015. Related rent expense was $986, $1,194, and $1,064 for the years ended December 31, 2010, 2009, and 2008, respectively.
Aggregate future minimum lease payments under the noncancelable operating leases for years subsequent to December 31, 2010 are as follows:

2011	$770
2012	554
2013	401
2014	230
2015	77

$2,032

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
In an unrelated transaction on September 23, 2010, the Company sold two drilling rigs (rigs 41 and 42) in a private sale to Windsor Permian LLC, an unaffiliated third party, for net proceeds of $7,173. The Company recorded a $1,685 loss on the sale of these assets based on a net book value of $8,858.
The decision was made by management in the third quarter to sell an additional five drilling rigs (rigs 5, 6, 7, 51, and 54). Because the drilling rigs meet the held for sale criteria, the Company is required to present such assets, comprised of property and equipment, at the lower of carrying amount or fair value less the anticipated costs to sell. The Company evaluated these assets for impairment as of September 30, 2010 and December 31, 2010, for the year ended 2010, which resulted in recognizing a $7,900 impairment charge. Rig 6 is the only drilling rig unsold at December 31, 2010 with a carrying value of $1,550, which is the anticipated sale price, and is included in Non-current assets held for sale in our Consolidated Balance Sheets. At December 31, 2010, the Company’s fair value estimate was derived from negotiated prices with interested parties. The drilling rigs and related equipment were included as part of our land drilling segment.
On November 17, 2010, the Company sold at auction in separate lots to multiple bidders two complete drilling rigs (rigs 51 & 54) and ancillary equipment. The drilling rigs and equipment sold at auction were not being utilized currently in the Company’s business. The Company received net proceeds of approximately $1,666, net of selling expenses of $115, for the drilling rigs and related equipment. The Company recorded losses of $2,169 related to the sale of the drilling rigs and ancillary equipment. The loss was based on net book values of approximately $3,835 for the drilling rigs and ancillary equipment.
On November 29, 2010, the Company sold two drilling rigs (rigs 5 and 7) and entered into a contract to sell one drilling rig (rig 6) in a private sale to Atlas Drilling, LLC, an unaffiliated third party, for estimated net proceeds of $2,700. The Company recorded a $14 gain on the sale of these assets based on a net book value of $2,686.
The drilling rigs and related equipment sold at auction and the drilling rig held for sale are being sold as part of a broader strategy by management to divest of older drilling rigs and use the proceeds to pay down existing indebtedness.
10. Discontinued Operations
Well Servicing
In the second quarter of 2010, management determined that our well servicing business segment was no longer consistent with the Company’s long-term strategic objectives and that the Company should seek to market this business for sale. During Q1 and Q2 2010 the market for workover services continued at depressed levels within the primary geographic market of our well servicing assets (Oklahoma). Management determined that higher return projects were available within the core drilling segment of the business and chose to deploy capital in this segment rather than commit the capital required to restructure operations in the well servicing segment. In late June management made a decision to market the assets constituting the well servicing segment for sale and redeploy the proceeds to reduce debt and to support the Company’s core drilling business. As of June 30, 2010, the well servicing property and equipment was classified as held for sale in our Consolidated Balance Sheets and well servicing operating results as discontinued operations in our Consolidated Statements of Operations. Well servicing was previously presented as its own reportable segment.
Because the well servicing assets met the held for sale criteria, the Company was required to present such assets, comprised of property and equipment, at the lower of carrying amount or fair value less the anticipated cost to sell. In connection with its June 30, 2010 quarterly report, the Company evaluated well servicing’s respective assets held for sale for impairment. The Company’s analysis as of June 30, 2010 resulted in recognizing a $23,376 impairment charge ($14,329 after tax). This second quarter charge is reflected as a component of loss from discontinued operations in the Company’s Consolidated Statements of Operations for the year ended.

In September 2010, substantially all of the assets of the well servicing segment were sold at auction to multiple bidders. The Company received proceeds of $12,362, net of selling expenses of $638. The sale of the assets of the well servicing segment resulted in a loss of $8,915, which is reflected as a component of loss from discontinued operations in the Company’s Consolidated Statements of Operations. The Company used the proceeds to pay down existing indebtedness under its revolving credit facility. The Company has one workover rig held for sale at December 31, 2010, with a carrying amount of $130. The Company recorded an impairment charge of $318 related to this workover rig during the third quarter.
The results of operations for the years ended December 31, 2010, 2009 and 2008 are below:

	Year Ended December 31,
	2010	2009	2008

Revenue	$—	$3,799	$33,284

Impairment of assets held for sale	$23,694	$—	$—

Loss from discontinued operations before income tax	$(36,383)	$(10,094)	$(3,555)

Income tax benefit	$(14,079)	$(3,906)	$(131)

Loss on sale of well servicing assets	$(8,915)	$—	$—
At June 30, 2010, the Company’s fair value estimate was derived from an appraisal performed specific to the property and equipment of the Company’s well servicing segment. Refer to Note 12, Fair Value Measurements, for further discussion.
Trucking Assets
In July 2010, the Company completed the sale of all of the Company’s trucking assets, property and equipment, for $11,299 in cash, net of selling expenses of $403. As drilling activity decreased in 2008 and 2009 the utilization of these trucking assets fell sharply. The ongoing operating losses in our trucking division required resources to be directed away from the core drilling business. As such, management made the decision in the second quarter 2010 to sell these assets as their operations were not considered core. Proceeds from this sale were used to prepay existing indebtedness under our revolving credit facility with Banco Inbursa in July 2010. Based on the proceeds received and net book value of the property and equipment in the amount of $337, the Company recognized a gain of $10,962 in the third quarter of 2010. Operating results and the gain on sale of such assets are included as a component of discontinued operations in our Consolidated Statements of Operations for all periods presented. The trucking assets and operating activities were previously presented as part of our land drilling reportable segment. The results of operations for the years ended December 31, 2010, 2009 and 2008 are below:

	Year Ended December 31,
	2010	2009	2008

Revenue	$1,133	$3,842	$13,907

Income (loss) from discontinued operations before income tax	$10,005	$(5,301)	$805

Income tax expense (benefit)	$3,873	$(2,052)	$311

Gain on sale of trucking assets	$10,962	$—	$—

11. Net Income (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by ASC Topic 260:

	Year Ended December 31,
	2010	2009	2008
Basic:
Continuing operations	(34,505)	(48,142)	(5,315)
Discontinued operations	(16,172)	(9,437)	(2,928)

Net loss	$(50,677)	$(57,579)	$(8,243)

Weighted average shares (thousands)	27,091	26,651	26,293

Continuing operations per share	(1.27)	(1.81)	(0.20)
Discontinued operations per share	(0.60)	(0.35)	(0.11)

Net loss per share	$(1.87)	$(2.16)	$(0.31)

Diluted:
Continuing operations	(34,505)	(48,142)	(5,315)
Discontinued operations	(16,172)	(9,437)	(2,928)

Net Loss	$(50,677)	$(57,579)	$(8,243)

Weighted average shares:
Outstanding (thousands)	27,091	26,651	26,293
Restricted Stock and Options (thousands)	—	—	—

	27,091	26,651	26,293

Continuing operations per share	(1.27)	(1.81)	(0.20)
Discontinued operations per share	(0.60)	(0.35)	(0.11)

Income (loss) per share	$(1.87)	$(2.16)	$(0.31)

The weighted average number of diluted shares excludes 87,850, 89,108, and 82,962 shares for the years ended December 31, 2010, 2009 and 2008, respectively, subject to restricted stock awards due to their antidilutive effects.
12. Fair Value Measurements
Fair Value Measurements
As defined in ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Authoritative guidance on fair value measurements and disclosures clarifies that a fair value measurement for a liability should reflect the entity’s non-performance risk. In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:
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

Fair Value on Recurring Basis
The Company issued a Warrant in conjunction with its revolving credit facility with Banco Inbursa. In accordance with accounting standards, the Company revalued the Warrant as of December 31, 2010 and recorded the change in the fair value of the Warrant on the consolidated statement of operations. The fair value of the Warrant was determined using level 3 inputs. The Company used a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant. The valuation was determined by computing the value of the Warrant if exercised in Year 1 — 3 with the values weighted by the probability that the Warrant would actually be exercised in that year. Some of the assumptions used in the model were a volatility of 50% and a risk free interest rate that ranged from 0.22% to 0.54%. The fair value of the Warrant was $4,407 at December 31, 2010. The Company recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $(1,578) and $1,850 for the years ended December 31, 2010 and 2009, respectively.
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
In the third quarter of 2010, management made the decision to divest of older drilling rigs and use the proceeds to pay down existing indebtedness. Consequently, management decided to sell five drilling rigs (rigs 5, 6, 7, 51, and 54). Because the drilling rigs meet the held for sale criteria, the Company is required to present these assets held for sale at the lower of carrying amount or fair value less anticipated cost to sell. The Company evaluated these assets as of September 30, 2010, for impairment. The fair value of the drilling rigs was determined using level 3 inputs. The fair value was determined by the sale price of similar assets sold by the Company in an auction during the third quarter and negotiated prices with interested parties. The analysis as of September 30, 2010 resulted in $7,761 impairment charge. The Company recorded an additional impairment during the fourth quarter of $139.
The Company reviewed its investment in Challenger at December 31, 2010 for impairment due to the recent volatility in oil and natural gas prices, the global economic environment and the anticipated future earnings of Challenger. Fair value of the investment was estimated using a combination of income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. The analysis resulted in a fair value of $40,863 related to our investment in Challenger, which was above the carrying value of the investment and resulted in no impairment. The estimate of fair value required management to make many estimates and judgements, such as forecasts of future cash flows, discount rates of 15.0% and long term growth rates of 3.0% which it believes were reasonable and appropriate at December 31, 2010. Changes in such assumptions can result in an estimate of fair value that could be below the carrying amount of our investments in Challenger.
13. Restricted Stock
The Company’s board of directors and a majority of our stockholders approved our 2006 Stock Incentive Plan, which the Company refers to as the 2006 Plan, effective April 20, 2006. Effective December 10, 2010, the Company’s board of directors and a majority of our shareholders approved an amendment to the 2006 Plan to increase the shares available for issuance thereunder by 2,500,000 shares. The purpose of the 2006 Plan is to provide a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of our common stock through the granting of one or more of the following awards: (1) incentive stock options, (2) nonstatutory stock options, (3) restricted awards, (4) performance awards and (5) stock appreciation rights.
The purpose of the plan is to enable the Company, and any of its affiliates, to attract and retain the services of the types of employees, consultants and directors who will contribute to our long range success and to provide incentives that are linked directly to increases in share value that will inure to the benefit of our stockholders.

Eligible award recipients are employees, consultants and directors of the Company and its affiliates. Incentive stock options may be granted only to our employees. Awards other than incentive stock options may be granted to employees, consultants and directors. The shares that may be issued pursuant to awards consist of our authorized but unissued common stock, and the maximum aggregate amount of such common stock that may be issued upon exercise of all awards under the plan, including incentive stock options, may not exceed 5,000,000 shares, subject to adjustment to reflect certain corporate transactions or changes in our capital structure.
Under all restricted stock awards to date, nonvested shares are subject to forfeiture for failure to fulfill service conditions. Restricted stock awards consist of our common stock that vest over a two year period. Total shares available for future stock option grants and restricted stock grants to employees and directors under existing plans were 2,549,878 at December 31, 2010. Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period. Compensation expense for the years ended December 31, 2010, 2009 and 2008 related to shares of restricted stock was $3,274, $3,301, and $5,825, respectively. Restricted stock activity for the years ended December 31, 2010, 2009 and 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	553,445	$16.64
Granted	232,874	13.98
Vested	(321,889)	16.36
Forfeited/expired	(750)	16.69

Outstanding at December 31, 2008	463,680	$15.22
Granted	415,955	5.28
Vested	(375,037)	13.86

Outstanding at December 31, 2009	504,598	$7.67
Granted	1,247,000	4.74
Vested	(529,102)	7.35
Forfeited/expired	—	—

Outstanding at December 31, 2010	1,222,496	$4.82

There was $3,863,209 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.18 years as of December 31, 2010.
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
15. Employee Benefit Plans
The Company implemented a 401(k) retirement plan for its eligible employees during 2008. Under the plan, the Company matches 100% of employees’ contributions up to 5% of eligible compensation. Employee and employer contributions vest immediately. The Company’s contributions for the years ended December 31, 2010, 2009 and 2008 were $548, $628, and $1,093, respectively.

16. Quarterly Results of Operations (unaudited)
The following table summarizes quarterly financial data for our years ended December 31, 2010 and 2009;
Bronco Drilling Company Inc.
Quarterly Results
Year Ended December 31, 2010
(Amounts in thousands except per share amounts)
(Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (1)	Quarter (2)
2010
Revenues	$22,295	$29,938	$34,837	$37,329
Loss from continuing operations before income tax	(8,626)	(8,907)	(31,796)	(3,311)
Income tax benefit	(2,621)	(2,341)	(12,126)	(1,047)
Loss from continuing operations	(6,005)	(6,566)	(19,670)	(2,264)
Income (loss) from discontinued operations	(1,414)	(15,371)	846	(233)
Net loss	(7,419)	(21,937)	(18,824)	(2,497)

Income (loss) per common share-Basic
Continuing operations	$(0.23)	$(0.24)	$(0.72)	$(0.08)
Discontinued operations	(0.05)	(0.57)	0.03	(0.01)

Loss per common share-Basic	$(0.28)	$(0.81)	$(0.69)	$(0.09)

Income (loss) per common share-Diluted
Continuing operations	$(0.23)	$(0.24)	$(0.72)	$(0.08)
Discontinued operations	(0.05)	(0.57)	0.03	(0.01)

Loss per common share-Diluted	$(0.28)	$(0.81)	$(0.69)	$(0.09)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (3)	Quarter
2009
Revenues	$45,282	$25,894	$15,826	$15,894
Income (loss) from continuing operations before income tax	1,558	(6,753)	(64,152)	(5,946)
Income tax expense (benefit)	1,251	(2,361)	(23,716)	(2,325)
Income (loss) from continuing operations	307	(4,392)	(40,436)	(3,621)
Loss from discontinued operations	(2,016)	(2,766)	(2,218)	(2,437)
Net loss	(1,709)	(7,158)	(42,654)	(6,058)

Income (loss) per common share-Basic
Continuing operations	$0.01	$(0.17)	$(1.52)	$(0.13)
Discontinued operations	(0.07)	(0.10)	(0.08)	(0.10)

Loss per common share-Basic	$(0.06)	$(0.27)	$(1.60)	$(0.23)

Income (loss) per common share-Diluted
Continuing operations	$0.01	$(0.17)	$(1.52)	$(0.13)
Discontinued operations	(0.07)	(0.10)	(0.08)	(0.10)

Loss per common share-Diluted	$(0.06)	$(0.27)	$(1.60)	$(0.23)

(1)	Includes $7,761 of impairment of drilling rigs and related equipment and $20,809 of loss on sale of drilling rigs and related equipment.

(2)	Includes $2,923 of loss on sale of drilling rigs and related equipment.

(3)	Includes $21,247 of impairment to our Challenger Investment and $23,964 loss on Bronco MX transaction.
17. Valuation and Qualifying Accounts
The Company’s valuation and qualifying accounts for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Valuation and Qualifying Accounts
	Balance	Charged
	at	to Costs	Deductions	Balance
	Beginning	and	from	at
	of Year	Expenses	Accounts	Year End

Year ended December 31, 2008
Allowance for doubtful receivables	$1,834	$3,745	$(1,749)	$3,830

Year ended December 31, 2009
Allowance for doubtful receivables	$3,830	$2,134	$(2,388)	$3,576

Year ended December 31, 2010
Allowance for doubtful receivables	$3,576	$2,692	$(4,577)	$1,691

18. Subsequent Events
On February 9, 2011, the Company entered into an amendment to its revolving credit facility (the “Amended Credit Facility”) with Banco Inbursa S.A., Institucion de Banca Multiple, Grupo Financiero Inbursa. The Amended Credit Facililty reduced the commitment of the lender from $75,000 to $45,000 and reduced the number of drilling rigs pledged as collateral thereunder.
On February 25, 2011, the Company entered into a purchase and sale agreement to sell two drilling rigs (rigs 56 and 62) to Windsor Drilling LLC. The Company expects to record a loss on the sale of the drilling rigs of approximately $1,703 based on estimated proceeds of $11,500 and a net book value of $13,203.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bronco Drilling Company, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Bronco Drilling Company, Inc.
Date: March 15, 2011	By:	/S/ D. Frank Harrison
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

Name	Title	Date

/S/ D. Frank Harrison D. Frank Harrison	Chief Executive, President and Director (Principal Executive Officer)	March 15, 2011

/S/ Matthew S. Porter Matthew S. Porter	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2011

/S/ David House David House	Director	March 15, 2011

/S/ Richard B. Hefner Richard B. Hefner	Director	March 15, 2011

/S/ Gary Hill Gary Hill	Director	March 15, 2011

/S/ William R. Snipes William R. Snipes	Director	March 15, 2011