Form 10-K/A
period 2010-12-31
Bronco Drilling Company, Inc.
filed 2011-04-29
CIK 1328650

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter based on the closing price on the Nasdaq Stock Market on June 30, 2010 was approximately $89,317,224.
As of February 28, 2010, 28,800,059 shares of common stock were outstanding.
Documents Incorporated By Reference
None.

BRONCO DRILLING COMPANY, INC.

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 15, 2011 (the “Original Filing”), for purposes of including the information required by Part III of Form 10-K. In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. In accordance with the rules of the Securities and Exchange Commission, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are contained within this Amendment. Except as set forth herein, this Amendment does not amend any information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Original Filing.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors
Our Amended and Restated Certificate of Incorporation provides that our board consists of one class of directors. The term of office of each of our current directors is one year, and each director continues in office until he resigns or until a successor has been elected and qualified. The following table sets forth the name, age and position of each current director of Bronco as of April 25, 2011. There are no family relationships between any director and any other director or executive officer.

Name	Age	Position
D. Frank Harrison	63	Chairman and Chief Executive Officer
Richard B. Hefner (1)(3)	51	Director
Dr. Gary C. Hill (2)(3)	62	Director
David W. House (1)(2)	59	Director
William R. Snipes (1)(2)(3)	58	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee
D. Frank Harrison has served as the Chairman of our board of directors since August 2007, and Chief Executive Officer and a director of our company since May 2005. From 2002 until joining our Company, Mr. Harrison served as an agent for the purchase and sale of oil and gas properties for entities controlled by Wexford Capital LLC. From 1999 to 2002, Mr. Harrison served as President of Harding & Shelton, Inc., a privately held oil and natural gas exploration, drilling and development firm. He graduated from Oklahoma State University with a Bachelor of Science degree in Sociology. Mr. Harrison brings a significant oil and gas operational background to our Board and his experience in executive management suits him particularly for the role of Chairman of our Board.
Richard B. Hefner has served as Vice President of HBH Holding Corporation, which is the general partner of HBH Enterprises Limited Partnership, a private investment company, since December 1995, and Director since April 1996; President of Bonray, Inc., a private oil and gas investment company, since January 2002, and Director since August 1992; and Manager of Bonray Real Estate, L.L.C., a private real estate investment and development company, since May 2000. He was employed by Bonray Drilling Corporation, a publicly held company, from 1990 to 1997. He served as President, Chief Operating Officer, and Director from 1990 to 1992 and President, Chief Executive Officer, and Director from 1993 to 1997. Bonray Drilling Corporation was based in Oklahoma City and operated fifteen land based drilling rigs in the midcontinent region. Mr. Hefner graduated from Oklahoma State University with a Bachelor of Science degree in Animal Science Business.

Dr. Gary C. Hill has served as a director of our company since August 2006. Dr. Hill has served as the Chief of Surgery Service and Chief of Staff at Edmond Medical Center. He also has served as the President of the Edmond Medical Center Hospital Board. Dr. Hill served as the Chief of Surgery Service and Chief of Staff at St. Joseph’s Regional Hospital in Ponca City, Oklahoma. Dr. Hill is a graduate of Oklahoma State University, where he received his Bachelor of Arts in Humanities, and the University of Oklahoma Health Sciences Center. He served both his Surgery Internship and Residency in Otolaryngology, Head and Neck Surgery at the University of Texas Health Science Center, Parkland Hospital in Dallas before performing his Plastic and Reconstructive Surgery Residency at the University of Kansas Health Sciences Center in Kansas City. Dr. Hill’s background as a chief executive, his experience in a different but dynamic industry, and his strong ties to our local community provide our Board with an adept, independent perspective on the Company’s business and operations.
David W. House has served as a director of our company since September 2008. Since March 2009, Mr. House has served as President of Jireh Resources, L.L.C., an Oklahoma based oil and gas exploration and production company. Mr. House served as the President of Primary Natural Resources, Inc. from 2004 to 2008, and as the Chief Financial Officer of Primary Natural Resources, Inc. from 2000 until being appointed its President. From 1996 to 2000, Mr. House served as Senior Vice President of El Paso Corporation’s Mid-Continent Gas Group. From 1979 to 1996, Mr. House served in various positions with Samson Resources Company, including Vice President of Administration and President of Premier Gas Company, a wholly owned subsidiary of Samson Resources Company. Mr. House previously served as an auditor with Arthur Young & Co., received a Bachelor of Science degree in Accounting from Harding University and is a licensed Certified Public Accountant. Mr. House brings an impressive accounting and executive management background to our Board. His experience in the oil and gas exploration and production business provides our board with an important client-side perspective on our business and operations.
William R. Snipes has served as a director of our company since February 2006. Mr. Snipes has served as the owner and President of Snipes Insurance Agency, Inc., an independent insurance agency concentrating in property and liability insurance, since 1991. From 1981 to 1991, Mr. Snipes was the owner and President of William R. Snipes, CPA, Inc., a public accounting firm concentrating in financial accounting and tax services. He received a Bachelor of Science degree and a Masters degree in Accounting from Oklahoma State University and is a licensed Certified Public Accountant. Mr. Snipes brings an accomplished accounting, financial and risk management background to our Board.
Executive Officers
The following table sets forth the name, age, biographical summary, including positions and offices held during the past five years, as of April 25, 2011, of each of our current executive officers who is not a member of the board. Our executive officers serve at the discretion of our board of directors.

Name	Age	Position
Mark Dubberstein	57	President
Zachary M. Graves	35	Executive Vice President of Operations
Matthew S. Porter	34	Chief Financial Officer, Treasurer and Secretary
Steven R. Starke	33	Chief Accounting Officer
Mark Dubberstein has served as our President since June 2007. He served as our General Counsel from January 2006 to June 2007. Prior to joining our company, Mr. Dubberstein was in private legal practice over twenty-five years in the Oklahoma City area. His previous experience includes serving as Mid-Continent Counsel at Sohio Petroleum Company in Dallas. He received a Juris Doctorate from the University of Oklahoma College of Law and a Bachelor of Arts degree in English from Oklahoma State University.
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
Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics is designed to help directors and employees resolve ethical issues and to help us conduct our business in accordance with all applicable laws, rules and regulations and with the highest ethical standards. Our Code of Business Conduct and Ethics applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and all other executive officers. We also expect any consultants we retain to abide by our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics sets forth our policies with respect to public disclosure of Company conflicts of interest, corporate opportunities, fair dealing, confidentiality, equal employment opportunity and harassment, protection and proper use of our assets and employee complaint procedures. Our Code of Business Conduct and Ethics is posted on our website at www.broncodrill.com under the “Corporate Governance” caption on our “Investor Relations” website page and will be provided to any person without charge upon written request to Bronco Drilling Company, Inc., 16217 N. May Avenue, Edmond, Oklahoma 73013, Attention: Secretary. Any amendments to, or a waiver from, a provision of our Code of Business Conduct and Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) that is required to be disclosed by the relevant rules and regulations of the SEC will be posted on our website.
Stockholder Nominations for Director Nominees
No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors since we described the procedures in our Proxy Statement for our Annual Meeting of Stockholders held on December 10, 2010. Our nominating and corporate governance committee will propose the slate of directors to be put up for election at our annual meeting of stockholders.
Audit Committee
We currently maintain an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee of our board of directors is composed of Messrs. House (chair), Hefner and Snipes. Our board of directors has determined that each current member of the audit committee is independent for purposes of serving on such committee under NASDAQ listing standards and applicable federal law. Our board of directors has also determined that each current member of the audit committee is financially literate under NASDAQ listing standards and that Messrs. House and Snipes each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as well as NASDAQ listing standards and SEC rules and regulations.

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
Compensation Philosophy and Objectives
The objectives of our compensation programs are to attract and retain key executives, align the interests of our executives with those of our stockholders, and motivate and reward individual performance and contributions. The key elements of our compensation program are salary, annual bonus and long-term incentive compensation. We use these elements to meet our compensation objectives as follows:
•	Attract and retain key executives. We believe that to attract and retain talented executives, we must offer compensation that is competitive. We also believe that our executive officers are critical to the long-term success of our company. To facilitate their retention, we entered into employment agreements with Messrs. Harrison, Dubberstein and Graves during 2006 and with Messrs. Porter and Starke during 2007, in each case, on terms that we believe are competitive. In setting the salary and bonus for each of these individuals pursuant to such employment agreements, our board of directors believed that the combined value of base salary and bonus was competitive with that paid to similarly situated executives.
•	Align the interests of our executives with those of our stockholders. In 2010, the Company used restricted stock awards to provide long-term incentive compensation and to align the financial interests of our executives with those of our stockholders. For a discussion of the Company’s long-term incentive policy and equity awards, see “Long Term Incentive Compensation” below.
•	Motivate and reward individual performance and contributions. The Company’s evaluation of the individual performance of each executive officer affects most aspects of the executive’s compensation. Individual performance and level of responsibility are considered in determining an executive’s annual salary, and are important factors in deciding discretionary bonuses and equity awards.
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

•	Atwood Oceanics, Inc.

•	Basic Energy Services Inc.

•	Chesapeake Energy Corporation

•	Complete Production Services Inc.

•	Devon Energy Corporation

•	Helmerich & Payne Inc.
•	Key Energy Services Inc.

•	Patterson UTI Energy

•	Pioneer Drilling Company

•	Sandridge Energy Corporation

•	Union Drilling Inc

After completing its review, the Committee determined that 2010 compensation for our executive officers was appropriate and competitive with similarly situated companies, and, therefore, decided to make no changes to our compensation structure or policies. The Committee plans to retain Equilar, Inc., or another compensation consultant, during 2011 to provide further analysis of our compensation structure and philosophy.

Role of Executive Officers
In 2010, the Committee made all compensation decisions for our Chairman and Chief Executive Officer and, after receiving input from the Chairman and Chief Executive Officer, all other named executive officers of the Company. The Committee reviewed the performance of our Chairman and Chief Executive Officer, and following such review, determined to maintain the total cash compensation of our Chief Executive Officer pursuant to his employment agreement, which is described in more detail below. The Committee, together with our Chairman and Chief Executive Officer, reviewed the performance of our other named executive officers, and our Chairman and Chief Executive Officer made compensation recommendations to the Committee with respect to our other named executive officers. No other executive officers were present at the time of such discussions. The Committee considered such recommendations when making its final compensation decision for all named executive officers other than our Chairman and Chief Executive Officer.
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
Each of our named executive officer’s annual base salary is discussed in more detail below. The annual base salary may be increased, but not decreased, at the discretion of the board of directors or the Committee. Based on the considerations described above, in August 2006, our board of directors established the annual base salary for Mr. Harrison at $450,000. The Committee decided to maintain such annual base salary for Mr. Harrison in 2007, 2008 and 2009. In April 2010, the Committee decided to increase Mr. Harrison’s base salary by the amount of his non-discretionary annual cash bonus set forth in his employment agreement with the Company, and eliminated the non-discretionary bonus required to be paid under such employment agreement. As a result, Mr. Harrison’s base salary was increased to $750,000 in April 2010. Based on the considerations described above, Mr. Dubberstein’s annual base salary was increased to $325,000 in April 2007, and Mr. Graves’ annual base salary was increased to $325,000 in July 2007. The Committee decided to maintain such annual base salaries for 2008, 2009, and 2010. In September 2008, Mr. Starke’s annual base salary was increased to $150,000. In January 2010, Mr. Porter’s annual base salary was increased to $250,000. See “Summary Compensation Table” below. The terms of each executive officer’s employment agreement are discussed in more detail under the heading “Employment Agreements” below.
Bonus
Under the terms of his prior employment agreement with the Company, our Chief Executive Officer, Mr. Harrison, was eligible to receive a discretionary annual bonus. The Committee determined not to award Mr. Harrison a cash bonus in 2010. The decision not to pay such cash bonus was based on the increase of Mr. Harrison’s base salary in April 2010.
In 2010, our other named executive officers were eligible to receive an annual bonus if recommended by the Chief Executive Officer and approved by the Committee in its discretion. Our President, Executive Vice President of Operations, Chief Financial Officer, and Chief Accounting Officer received bonuses of $100,000, $100,000, $85,000 and $50,000, respectively. These bonuses were discretionary and based on various factors, including our balance sheet improvement, operational achievements, growth, market share, and safety record achieved, and each individual’s contributions to the Company, in 2010. In determining these bonuses, the Committee did not assign any particular weight to any of these factors relative to one another, nor did it establish any targets or benchmarks that were required to be achieved with respect to any of these factors for a bonus to be earned. Ultimately, the Committee determined that the bonuses paid were appropriate compensation based upon all of these factors considered as a whole and consistent with our compensation philosophy and objectives. Further details regarding 2010 bonuses for our Chief Executive Officer and other named executive officers are set forth under the heading “Summary Compensation Table” below.
Long-Term Incentive Compensation
2010 Awards. In April 2010, the Committee granted restricted stock awards of 334,000 shares to Mr. Harrison, 330,000 to Mr. Dubberstein, 330,000 to Mr. Graves, 27,000 shares to Mr. Starke, and 50,000 shares to Mr. Porter under our 2006 Stock Incentive Plan. 200,000 of the shares awarded to each of Messrs. Harrison, Dubberstein and Graves were for their extraordinary efforts and success in consummating the Company’s joint venture transaction with Carso Infraestructura y Construccion, S.A.B. de C.V. and revolving credit facility with Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa. Of these shares, 50,000 vested immediately upon the date of grant, 50,000 vested on January 1, 2011, and the remainder vest in two equal annual installments beginning on January 1, 2012, subject to earlier vesting or forfeiture in certain circumstances. Of the remainder of the issued restricted stock award, one-third of the shares vested on February 25, 2011, and the remaining two-thirds of the shares vest in two equal installments beginning on February 25, 2012, subject to earlier vesting or forfeiture in certain circumstances. The Committee also granted restricted stock awards of 15,000 shares to each of the Company’s non-employee directors, Messrs. Hill, House, Houston and Snipes. These shares of restricted stock vested on the day preceding our 2010 annual meeting of stockholders.

2011 Awards. In January 2011, the Committee granted restricted stock awards of 105,860 shares to Mr. Harrison, 102,700 to Mr. Dubberstein, 102,700 to Mr. Graves, 21,330 shares to Mr. Starke, and 39,500 shares to Mr. Porter under our 2006 Stock Incentive Plan, as amended. One-third of these shares vest annually beginning on February 25, 2012, subject to earlier vesting or forfeiture in certain circumstances. The Committee also granted restricted stock awards of 15,000 shares to each of the Company’s non-employee directors, Messrs. Hefner, Hill, House and Snipes. These shares of restricted stock vest on the earlier to occur of (i) February 25, 2012 or (ii) the day preceding our 2011 annual meeting of stockholders, subject to earlier vesting or forfeiture in certain circumstances.
Long-Term Incentive Policy. Although in the past we awarded both options and restricted stock as part of our long-term incentive compensation program, our board of directors and the Committee believe that restricted stock awards are an essential component of our compensation strategy, and we intend to continue offering such awards in the future. Further, we anticipate that any equity awards granted to our directors and executive officers will be in the form of restricted stock. The Committee may also determine to issue other forms of stock-based awards to our named executive officers or other eligible participants under our 2006 Stock Incentive Plan, as amended, or other equity incentive plans in effect at that time. Our current equity incentive plans are described under the headings “2006 Stock Incentive Plan” and “2005 Stock Incentive Plan” below.
If there is a change of control of the Company, as defined in our 2006 Stock Incentive Plan, as amended, the vesting for any restricted shares granted that have not yet vested will be accelerated immediately prior to the date of the change of control, provided the eligible holder has remained a director, employee or consultant of ours or one of our affiliates through the date of such change of control.
Perquisites and Other Personal Benefits
Our company provides our named executive officers with a limited number of perquisites or other personal benefits, primarily consisting of company vehicle allowances and club memberships, that we believe help provide a competitive package of compensation and benefits. The value of these benefits is disclosed under the heading “Summary Compensation Table” below.
Broad-Based Employee Benefits
401(k) Plan. We have a defined contribution retirement plan in which certain of the named executive officers currently participate. The retirement plan is a tax qualified 401(k) plan that covers all U.S. employees including the named executive officers. Under the plan, we match 100% of employees’ contributions up to 5% of eligible compensation, up to a maximum in 2010 of $16,500, or $22,000 for employees eligible for additional catch up contribution limits. Employee and employer contributions vest immediately.
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
We believe that the executive’s performance generally may be hampered by distraction, uncertainty and other activities in the event of an actual or threatened change of control event. To reduce such adverse effects and encourage fair treatment of our executive officers in connection with any such change of control event, the above-referenced employment agreements include change of control protections. If, within two years following a change of control, the executive terminates his employment agreement or the Company terminates the executive’s employment with or without cause, such executive officer would be entitled to a severance payment, payable in a lump sum in cash following such termination, in an amount equal to three times the sum of (1) his highest paid annual base salary, plus (2) the bonus calculated as discussed below, plus any applicable gross-up payment. We believe that the double trigger requiring both (1) the Company’s termination of the executive’s employment with or without cause or the executive’s termination of his employment agreement with or without cause or good reason and (2) a change of control event is appropriate to provide fair treatment of these named executive officers without creating a windfall.
For Messrs. Harrison, Dubberstein and Graves, the bonus paid upon a qualifying termination of employment or termination of employment in the event of a change of control will be calculated based on the average of the last three years’ discretionary annual bonuses or such lesser number of years as such executive may have been employed. For Messrs. Starke and Porter, the bonus payable upon a qualifying termination of employment or termination of employment in the event of a change of control will be the greater of target bonus for the year of termination or the highest bonus paid to him during his employment with the Company.
The employment agreements also provide that in the event of a (1) termination of the executive officer’s employment by the Company without cause or by the executive officer for good reason or (2) termination of the executive’s officer’s employment agreement or employment in connection with a change of control, (a) all units, stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock held by such executive officer immediately prior to such termination will immediately become 100% vested and (b) the executive officer’s right to exercise any previously unexercised options will not terminate until the latest date on which such option would expire but for the executive officer’s termination.
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

The employment agreements also provide that in the event of termination upon the disability of the executive officer, the Company will pay him his base salary in effect on the date of termination through the remaining term of the employment agreement, but in any event through the expiration date. The payment of such amounts will be made during the remaining term of the employment agreements in installments consistent with the Company’s normal payroll practices; provided, however, that if the named executive officer is a “specified employee” as defined in regulations under Section 409A of the Internal Revenue Code, such payments will commence on the first payroll payment date that is more than six months following the termination date and the first payment will include any amounts that would have otherwise been payable during the six-months period. Notwithstanding the foregoing, the amounts payable to the executive officer in the event of termination upon disability will be reduced by any benefits payable under any of the Company’s disability plans to such executive officer. If the executive officer dies during the term of his employment agreement, his employment will be terminated on such date and his estate will be entitled to receive his base salary for a period of twelve months after the effective date of such termination and any other benefits accrued through the effective date of such termination.
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

COMPENSATION COMMITTEE

William R. Snipes, Chairman
Dr. Gary C. Hill
David W. House

Compensation Tables
Summary Compensation Table
The following table sets forth certain information with respect to the total compensation earned by our named executive officers during the years ended December 31, 2010, 2009 and 2008.

Name and Principal					Option	All Other
Position	Year	Salary	Bonus (1)	Stock Awards (2)	Awards	Compensation (3)	Total
D. Frank Harrison	2010	$750,000	—	$1,583,160	—	$101,423	$2,434,583
Chairman and Chief Executive	2009	$467,308	$300,000	$593,446	—	$29,872	$1,390,626
Officer	2008	$450,000	$300,000	$671,000	—	$22,334	$1,443,334

Mark Dubberstein (4)	2010	$325,000	$100,000	$1,564,200	—	$63,610	$2,052,810
President	2009	$337,500	—	$377,145	—	$38,286	$752,931
	2008	$325,000	$100,000	$447,329	—	$37,784	$910,113

Zachary M. Graves (5)	2010	$325,000	$100,000	$1,564,200	—	$52,707	$2,041,907
Executive Vice President of	2009	$337,500	—	$428,461	—	$23,036	$788,997
Operations	2008	$325,000	$100,000	$648,629	—	$14,373	$1,088,002

Steven R. Starke (6)	2010	$150,000	$50,000	$127,980	—	$33,487	$361,467
Chief Accounting Officer	2009	$155,769	—	$119,185	—	$7,788	$282,742
	2008	$134,615	$20,000	$134,764	—	$6,731	$296,110

Matthew S. Porter (7)	2010	$250,000	$85,000	$237,000	—	$41,651	$613,651
Chief Financial Officer, Treasurer	2009	$234,231	—	$52,800	—	$8,327	$295,358
and Secretary	2008	$197,308	—	$134,200	—	$7,789	$339,297

(1)	Reflects cash award paid in 2010, 2009 and 2008, respectively.

(2)	Reflects the aggregate grant date fair value of equity awards granted in the respective years computed in accordance with ASC Topic 718.

(3)	All Other Compensation consists of the following:

					Medical
		Matching	Club	Use of	Expense	Vehicle Sales
		Contributions	Membership	Company	Reimburse-	Price	Car	Other
Name	Year	to 401(k)	Dues	Vehicles	ments	Discount(a)	Allowance	Services(6)
D. Frank Harrison	2010	$21,164	—	$231	$22,398	$12,622	$17,000	$28,008
	2009	$21,978	—	—	$7,894	—	—	—
	2008	$15,577	—	—	$6,757	—	—	—

Mark Dubberstein	2010	$16,250	$3,375	$258	$15,058	$11,669	$17,000	—
	2009	$16,875	$8,576	$1,722	$11,113	—	—	—
	2008	$13,125	$12,246	—	$12,413	—	—	—

Zachary M. Graves	2010	$11,875	$9,835	$213	$4,367	$9,417	$17,000	—
	2009	$11,875	$5,228	$3,332	$2,601	—	—	—
	2008	$11,250	—	$958	$2,165	—	—	—

Steven R. Starke	2010	$7,500	—	$2,537	—	$6,950	$16,500	—
	2009	$7,788	—	—	—	—	—	—
	2008	$6,731	—	—	—	—	—	—

Matthew S. Porter	2010	$12,477	$4,653	$982	$125	$6,414	$17,000	—
	2009	$8,327	—	—	—	—	—	—
	2008	$7,789	—	—	—	—	—	—

(a)	Reflects the fair value of Company vehicles less the sales price paid by executive officers.

(b)	Amount of secretarial and other administrative services.

(4)	Mr. Dubberstein has served as our President since June 2007. Mr. Dubberstein previously served as our General Counsel from January 2006 to June 2007.

(5)	Mr. Graves has served as our Executive Vice President of Operations since January 2010. Mr. Graves previously served as our Chief Financial Officer, Treasurer and Secretary from April 2005 to January 2010.

(6)	Mr. Starke has served as our Chief Accounting Officer since June 2007. Mr. Starke previously served as our Controller from May 2005 to June 2007.

(7)	Mr. Porter has served as our Chief Financial Officer, Treasurer and Secretary since January 2010. Mr. Porter previously served as our Vice President of Corporate Finance from June 2007 to January 2010, and our manager of corporate development from June 2006 to May 2007.

Grants of Plan-Based Awards
The following table contains information with respect to the named executive officers concerning grants of plan-based awards during 2010.

		All Other Stock	All Other Option
		Awards:	Awards:
			Number of	Exercise or
			Securities	Base Price of	Grant Date Fair
		Number of Shares	Underlying	Option	Value of Stock and
Name	Grant Date	of Stock or Units(1)	Options	Awards	Option Awards (2)

D. Frank Harrison	04/19/2010	334,000	—	—	$1,583,160

Mark Dubberstein	04/19/2010	330,000	—	—	$1,564,200

Zachary M. Graves	04/19/2010	330,000	—	—	$1,564,200

Steven R. Starke	04/19/2010	27,000	—	—	$127,980

Matthew S. Porter	04/19/2010	50,000	—	—	$237,000

(1)	Reflects shares of restricted stock awarded in April 2010 under our 2006 Stock Incentive Plan.

(2)	Reflects the grant date fair value of each equity award computed in accordance with ASC Topic 718.
Outstanding Equity Awards at Fiscal Year-End
The following table contains information with respect to the named executive officers concerning outstanding equity awards at December 31, 2010.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of
	Underlying	Underlying			Shares or Units	Market Value of
	Unexercised	Unexercised			of Stock That	Shares or Units
	Options	Options	Option	Option	Have Not	of Stock That
Name	Exercisable	Unexercisable	Exercise Price	Expiration Date	Vested	Have Not Vested(1)
D. Frank Harrison	—	—	—	—	340,197	$2,721,576
Mark Dubberstein	—	—	—	—	315,714	$2,525,712
Zachary M. Graves	—	—	—	—	320,574	$2,564,592
Steven R. Starke	—	—	—	—	38,286	$306,288
Matthew S. Porter	—	—	—	—	55,000	$440,000

(1)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Select Market on December 31, 2010, or $8.00.
Option Exercises and Stock Vested
The following table contains information with respect to the named executive officers concerning option exercises and stock vested in fiscal 2010.

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares
	Acquired on	Realized on	Acquired on	Value Realized
Name	Exercise	Exercise	Vesting	on Vesting(1)
D. Frank Harrison	—	—	131,198	$633,246
Mark Dubberstein	—	—	110,716	$534,878
Zachary M. Graves	—	—	123,075	$595,189
Steven R. Starke	—	—	17,974	$88,030
Matthew S. Porter	—	—	11,666	$57,247

(1)	Calculated by multiplying the number of shares of restricted stock by the closing price of our common stock on The NASDAQ Global Select Market on the date of vesting.

Nonqualified Deferred Compensation
We do not currently have in place any nonqualified deferred compensation arrangements.
Pension Benefits
We do not currently offer any pension benefits.
Potential Payments upon Termination or Change-in-Control
The following table sets forth the potential payments due to our named executive officers assuming the executive’s employment was terminated by us without cause or by the executive for good reason or in the event the executive’s employment was terminated by us or the executive terminated his employment agreement as a result of change-in-control at December 31, 2010. There would be no potential payments due to a named executive officer upon the executive’s voluntary termination, except for termination by the executive for good reason. The termination events, including those upon change of control, triggering payments or other benefits to our named executive officers are described under the headings “Employment Agreements” above.
Termination Following a Change of Control

				Vesting of
				Restricted	Excise Tax
Name	Salary (1)	Bonus		Stock (4)	Gross-Up	Total
D. Frank Harrison	$2,250,000	$600,000	(2)	$2,721,576	—	$5,571,576
Mark Dubberstein	$975,000	$200,000	(2)	$2,525,712	—	$3,700,712
Zachary M. Graves	$975,000	$200,000	(2)	$2,564,592	—	$3,739,592
Steven R. Starke	$450,000	$150,000	(3)	$306,288	216,658	$1,122,946
Matthew S. Porter	$750,000	$255,000	(3)	$440,000	$441,847	$1,886,847

(1)	Calculated as an amount equal to three times the named executive officers’ highest paid annual base salary.

(2)	Calculated as an amount equal to three times the named executive officers’ average bonus for the last three years or such lesser number of years as the named executive officers may have been employed.

(3)	Calculated as an amount equal to three times the named executive officer’s highest paid annual bonus during his employment with the Company.

(4)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Select Market on December 31, 2010, or $8.00.
Termination Without Cause or For Good Reason

				Continued
			Vesting of	Benefit
			Restricted	Plan
Name	Salary (1)	Bonus (2)	Stock (3)	Coverage (4)	Total
D. Frank Harrison	$1,937,500	$150,000	$2,721,576	$21,111	$4,830,187
Mark Dubberstein	$514,583	$50,000	$2,525,712	$16,055	$3,106,350
Zachary M. Graves	$839,583	$50,000	$2,564,592	$26,195	$3,480,370
Steven R. Starke	$237,500	$25,000	$306,288	$16,055	$584,843
Mathew S. Porter	$385,417	$42,500	$440,000	$20,280	$888,197

(1)	Calculated as an amount equal to the named executive officers’ base salary as in effect on the termination date continuing through the remaining term of each named executive officer’s agreement.

(2)	Calculated as the greater of any target bonus for the year of termination or the average of the immediately preceding two years’ annual incentive bonuses received by the named executive officer or such lesser number of years as the named executive officer may have been employed.

(3)	Calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on The NASDAQ Global Select Market on December 31, 2010, or $8.00.

(4)	Reflects the estimated cost to us to provide existing medical and dental benefits to each named executive officer for the time period remaining in each named executive officer’s agreement.

Termination Upon Death
In the event of the death of our Chief Executive Officer, President, Chief Financial Officer, Executive Vice President of Operations, or Chief Accounting Officer, the executive’s beneficiary will receive the named executives’ base salary for a period of 12 months and any benefits accrued through the date of death. At December 31, 2010, the base salary of our (1) Chief Executive Officer was $750,000, (2) President was $325,000, (3) Chief Financial Officer was $250,000, (4) Executive Vice President of Operations was $325,000, and (5) Chief Accounting Officer was $150,000.
Termination Upon Disability
In the event of the disability of our Chief Executive Officer, President, Chief Financial Officer, Executive Vice President of Operations or Chief Accounting Officer, the executive will continue to receive his base salary through the remaining term of the contract. Had the event occurred at December 31, 2010, our Chief Executive Officer would be entitled to $1,162,500, our President would be entitled to $839,583, our Chief Financial Officer would be entitled to $559,167, our Executive Vice President of Operations would be entitled to $839,583 and our Chief Accounting Officer would be entitled to $387,500 over the remaining term of the contracts.
Director Compensation
The following table contains information with respect to 2010 compensation of our directors who served in such capacity during that year, except directors who are also our named executive officers who do not receive compensation for services as directors.
Director’s Compensation Table for the Fiscal Year Ended December 31, 2010

	Fees Earned
	or Paid in	Stock	Option	All Other
Name	Cash	Awards (1)	Awards	Compensation	Total
Richard B. Hefner (2)	$—	$—	—	—	$—
Gary C. Hill	$36,000	$71,100	—	—	$107,100
David W. House	$36,000	$71,100	—	—	$107,100
David L. Houston	$36,000	$71,100	—	—	$107,100
William R. Snipes	$36,000	$71,100	—	—	$107,100

(1)	Reflects the aggregate grant date fair value of each equity award computed in accordance with ASC Topic 718.

(2)	Mr. Hefner was elected to our board of directors at our annual meeting of stockholders held on December 10, 2010. Mr. Hefner replaced Mr. Houston who decided not to stand for reelection to our board of directors.
Historically, our non-employee directors were paid a monthly retainer of $1,000 and a per meeting attendance fee of $500 and were reimbursed for all ordinary and necessary expenses incurred in the conduct of our business. To ensure the compensation of our directors is competitive with other similarly situated directors, the Committee, with the assistance of an external compensation consultant, Equilar, Inc., reviewed the director compensation practices at the peer companies described above under the heading “Compensation Benchmarking.” After completing its review in the fourth quarter of 2008, the Committee determined that the Company’s historical compensation for directors was not competitive with similarly situated companies. The Committee, therefore, recommended to our board of directors that the cash component of director compensation be increased to a monthly retainer of $3,000, without per meeting attendance fees. The Committee believed that per meeting attendance fees were unnecessary, as the incentive to attend board meetings should be to comply with director fiduciary duties as opposed to cash compensation. Furthermore, despite many peer companies compensating board members for committee membership, the Committee concluded that each non-employee director should serve on board committees without additional compensation. Our board of directors approved such recommendations, which were implemented after our 2008 annual meeting of stockholders held on November 17, 2008. In 2009 and 2010, the Committee determined to maintain such payments for each non-employee director.
In April 2010, the Committee granted restricted stock awards of 15,000 shares to each of Messrs. Hill, House, Houston and Snipes under our 2006 Stock Incentive Plan. These shares of restricted stock vested on the day preceding our 2010 annual meeting of stockholders, or December 9, 2010. In January 2011, the Committee granted restricted stock awards of 15,000 shares each to Messrs. Hefner, Hill, House and Snipes. These shares vest on the earlier to occur of (i) February 25, 2012 or (ii) the day preceding our 2011 annual meeting of stockholders, and are subject to earlier vesting or forfeiture in certain circumstances. We anticipate that in the future our non-employee directors will receive restricted stock awards, rather than options, in such amounts that will be determined by the Committee in its discretion. Members of our board of directors who are also officers or employees of our company, including our named executive officers, do not receive any additional compensation for their services as directors.

2006 Stock Incentive Plan
Effective April 20, 2006, our board of directors and a majority of our stockholders approved our 2006 Stock Incentive Plan, which we refer to as the 2006 Plan. Effective December 10, 2010, our board of directors and our stockholders approved and amendment to the 2006 Plan that increased the number of shares available for issuance by 2,500,000. No further awards will be made under our 2005 Stock Incentive Plan discussed below. The purpose of the 2006 Plan is to provide a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of our common stock through the granting of one or more of the following awards: (1) incentive stock options, (2) nonstatutory stock options, (3) restricted awards, (4) performance awards and (5) stock appreciation rights.
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
For a discussion of grants made to our named executive officers and directors in 2010 and to date in 2011 under the 2006 Stock Incentive Plan, see “Compensation Discussion and Analysis — Long-Term Incentive Compensation.”
As of April 25, 2011, no options to purchase shares of our common stock were outstanding and 1,202,074 shares of restricted common stock were outstanding under our 2006 Plan. There were 2,208,272 shares available for future grants under our 2006 Plan as of April 25, 2011.
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

Equity Compensation Plan Information
The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2010.

	Number of	Weighted	Number of Securities
	Securities to be	Average Exercise	Remaining Available for
	Issued Upon	Price Per Share	Future Issuance Under
	Exercise of	of Outstanding	Equity Compensation
	Outstanding	Options,	Plans(1)
	Options, Warrants	Warrants and	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	2,549,878
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,549,878

(1)	As of April 25, 2011, we had no options to purchase shares of our common stock outstanding. As of April 25, 2011, we had issued 2,791,728 shares of our restricted stock under the 2006 Plan less withholdings and forfeitures. The securities remaining available for future issuance reflect securities that may be issued under the 2006 Plan, as no more shares remain available for the grant of awards under the 2005 Plan.
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
No Committee member is or was during the fiscal year ended December 31, 2010 an officer or employee of us or any of our subsidiaries, was formerly an officer or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. None of our executive officers served as a director or member of the Committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Committee or as one of our directors.
Security Ownership of Certain Beneficial Owners and Management
The following tables set forth as of April 25, 2011 (unless otherwise specified) the number and percentage of shares of our common stock beneficially owned by (1) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, and (2) each of our directors, each of our named executive officers, and all of our directors and named executive officers as a group. Unless otherwise indicated, the address for each of our directors and named executive officers is 16217 North May Avenue, Edmond, Oklahoma 73013.
Beneficial ownership is determined in accordance with the rules of the SEC. Beneficial ownership is based upon the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us. In computing the number of shares of our common stock beneficially owned by a person and the beneficial ownership percentage of that person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 25, 2011 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership of our common stock is based upon 28,800,059 shares of our common stock outstanding as of April 25, 2011. To our knowledge, except as set forth in the footnotes to this table, the beneficial owners named in the table below have sole voting and investment power with respect to all shares of capital stock held by them.

Principal Stockholders

	Shares		Percent
	Beneficially		Beneficially
Name and Address of Beneficial Owner	Owned		Owned

5% Stockholders

Third Avenue Management LLC	4,879,976	(1)	16.9%
622 Third Avenue 32 Floor New York, NY 10017

Inmobiliaria Carso S.A. de C.V	4,200,000	(2)	14.6%
Insurgentes Sur #3500 PB Col. Pena Pobre Delegacion Tlalpan, CP 14060 Mexico D.F. Mexico

MetLife Advisers, LLC	3,755,857	(3)	13.0%
501 Boylston Street Boston, MA 02116

Dimensional Fund Advisors LP	1,933,355	(4)	6.7%
Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746

Chesapeake Energy Corporation		(5)	(5)
6100 North Western Avenue Oklahoma City, Oklahoma 73118

(1)	Based solely upon information obtained from Schedule 13D filed with the SEC on April 21, 2011 on behalf of Third Avenue Management LLC (“TAM”). TAM, in its capacity as investment advisor, has sole power to vote or to direct the vote with respect to 4,879,976 shares of our common stock and has sole power to dispose or to direct the disposition of 4,879,976 shares of our common stock. Met Investors Series Trust-Third Avenue Small Cap Portfolio, an investment company registered under the Investment Company Act of 1940, has the right to receive dividends from, and the proceeds from the sale of, 3,830,095 of the shares reported by TAM, OFI Select-Third Avenue US Equity Fund (SICAV), an offshore fund for which TAM acts as investment advisor, has the right to receive dividends from, and the proceeds from the sale of, 85,688 of the shares reported by TAM, Third Avenue Small Cap Value Fund, an investment company registered under the Investment Company Act of 1940, has the right to receive dividends from, and the proceeds from the sale of, 848,535 of the shares reported by TAM, Third Avenue Small Cap Value Fund UCITS, an umbrella open-ended investment company authorized by the Irish Financial Services Regulatory Authority under the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations, has the right to receive dividends from, and the proceeds from the sale of, 7,000 of the shares reported by TAM, Touchstone Variable Series Trust-Touchstone Third Avenue Value Fund, an investment company registered under the Investment Company Act of 1940, has the right to receive dividends from, and the proceeds from the sale of, 108,658 of the shares reported by TAM.

(2)	Based solely upon information obtained from Schedule 13D/A filed with the SEC on April 19, 2011 by Inmobiliaria Carso, S.A. de C.V., or Inmobiliaria, and Carso Infraestructura y Construccion, S.A.B. de. C.V., or CICSA. Pursuant to the Schedule 13D/A, Inmobiliaria beneficially owns directly 4,200,000 shares of our common stock as of April 19, 2011. CICSA directly owns a warrant, which represents the right, subject to certain terms, conditions and limitations, to purchase up to 5,440,770 shares of our common stock. As of April 19, 2011, the number of shares of our common stock issuable upon exercise of the warrant after giving effect to the limitations set forth in the warrant is 1,554,360 shares of our common stock. Mr. Carlos Slim Helú, Mr. Carlos Slim Domit, Mr. Marco Antonio Slim Domit, Mr. Patrick Slim Domit, Ms. Maria Soumaya Slim Domit, Ms. Vanessa Paola Slim Domit and Ms. Johanna Monique Slim Domit indirectly beneficially own a majority of the issued and outstanding voting and equity securities of each of Inmobiliaria and CICSA and therefore may be deemed to share beneficial ownership of all of the company shares beneficially owned by Inmobiliaria and CICSA. Due to the relationship among Inmobiliaria, CICSA and each of the individuals listed above, these reporting persons may be deemed to constitute a “group”, and therefore each reporting person may be deemed to beneficially own all of the company shares beneficially owned by Inmobiliaria and CICSA. Each of Inmobiliaria and CICSA disclaims beneficial ownership of all of the shares of our common stock that may be deemed to be beneficially owned by it except with respect to any shares of our common stock directly owned by such reporting person.

(3)	Based solely upon information obtained from Schedule 13G filed with the SEC on February 10, 2010 by MetLife Advisers, LLC, or Met. Met, in its capacity as an investment advisor, serves as investment manager of each series of Met Investors Series Trust, or the Trust. In its role as investment manager of the Trust, Met has contracted with certain sub-advisers to make the day-to-day investment decisions for the certain series of the Trust. Pursuant to the 13G, Met has shared power to vote or to direct the vote with respect to 3,755,857 shares of our common stock and has shared power to dispose or direct the disposition of 3,755,857 shares of our common stock.

(4)	Based solely upon information obtained from Schedule 13G filed with the SEC on February 11, 2011 on behalf of Dimensional Fund Advisors LP, or Dimensional. Pursuant to the Schedule 13G, Dimensional, in its capacity as investment advisor, furnishes investment advice to investment companies, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional or its subsidiaries has sole power to vote or direct the vote with respect to 1,933,355 shares of our common stock and has sole power to dispose or to direct the disposition of 1,933,355 shares of our common stock, and may be deemed to be the beneficial owner of our shares held by the Funds. However, pursuant to the Schedule 13G, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(5)	On April 14, 2011, Chesapeake Energy Corporation and its indirect wholly owned subsidiary Nomac Acquisition, Inc., entered into Tender Support Agreements with Third Avenue Management LLC and Inmobiliaria Carso, S.A. de C.V., as disclosed in Schedule 13D filed with the SEC by Chesapeake Energy Corporation, (together with subsidiaries Nomac Acquisition, Inc., Chesapeake Operating, Inc., Nomac Drilling, L.L.C.) on April 25, 2011, pursuant to which they may be deemed, for purposes of Rule 13d-3 under the Exchange Act, to share with such shareholders the power to vote or direct the voting or disposition of their shares of common stock reflected in the table.
Directors and Named Executive Officers

	Shares		Percent
	Beneficially		Beneficially
Name	Owned		Owned
D. Frank Harrison	584,711	(1)	2.0%
Richard B. Hefner	15,000	(2)	*
Dr. Gary C. Hill	17,500	(3)	*
David W. House	66,240	(4)	*
William R. Snipes	24,000	(5)	*
Mark Dubberstein	289,749	(6)	1.0%
Zachary M. Graves	404,036	(7)	1.4%
Matthew S. Porter	87,765	(8)	*
Steven R. Starke	55,201	(9)	*
Directors and executive officers as a group (9 persons)	1,544,202	(10)	_5.4%

*	Less than 1%.

(1)	Includes 295,193 shares of restricted stock.

(2)	Includes 15,000 shares of restricted stock.

(3)	Includes 15,000 shares of restricted stock.

(4)	Includes 15,000 shares of restricted stock.

(5)	Includes 15,000 shares of restricted stock.

(6)	Includes 289,366 shares of restricted stock.

(7)	Includes 289,366 shares of restricted stock.

(8)	Includes 72,833 shares of restricted stock.

(9)	Includes 39,330 shares of restricted stock.

(10)	Includes 1,046,088 shares of restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
Since the beginning of fiscal year 2010, there have been no transactions in excess of $120,000 between the Company and a related person in which the related person had a direct or indirect material interest.
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
Director Independence
Our board of directors has determined that the following directors, constituting 80% of our board, are “independent” as defined by Rule 5605(a)(2) of the NASDAQ listing standards: Richard B. Hefner, Dr. Gary C. Hill, David W. House, and William R. Snipes.

Item 14.	Principal Accounting Fees and Services
Grant Thornton LLP served as our independent auditor for fiscal 2010 and 2009. Aggregate fees billed to us by Grant Thornton LLP for 2010 and 2009 were as follows:

Fees	2010	2009
Audit Fees (1)	$323,591	$365,703
Audit Related Fees (2)	—	$—
Tax Fees (3)	$46,695	$49,938
All Other Fees	—	—

Total	$370,286	$415,641

(1)	Fees for audit service included billings for our annual audit, reviews of our quarterly reports, regulatory filings to the SEC, issuance of comfort letters and consents, Section 404 services, and out-of-pocket expenses associated with the services.

(2)	Audit related fees include fees for due diligence associated with acquisitions and benefit plan audits, including out-of-pocket expenses.

(3)	Tax fees include tax compliance and related services.
It is our Audit Committee’s policy to pre-approve all audit, audit related and permissible non-audit services rendered to us by our independent auditor. Consistent with such policy, all of the fees listed above that we incurred for services rendered by Grant Thornton LLP in fiscal 2010 and 2009 were pre-approved by our Audit Committee. Non-audit services that received pre-approval in 2010 and 2009 include tax compliance and related services. The Audit Committee has considered whether the provisions of the non-audit services in 2010 is compatible with maintaining the independent auditors’ independence and concluded that the payment of such fees would not prohibit Grant Thornton LLP from maintaining its independence.
Grant Thornton LLP has been selected by the audit committee as our independent auditors for the fiscal year ending December 31, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1)	Financial Statements

See Index to Consolidated Financial Statements on page 47 of the Company’s Form 10-K Filed with the Securities and Exchange Commission on March 15, 2011.

(2)	Financial Statement Schedules

See Notes to Consolidated Financial Statements on page 36 of the Company’s Form 10-K Filed with the Securities and Exchange Commission on March 15, 2011.

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

+10.5
Amended and Restated Employment Agreement, dated January 6, 2010, by and between the Company and Matthew S. Porter (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51471, filed by the Company with the SEC on March 15, 2010).

+10.6
Amended and Restated Employment Agreement, dated April 19, 2010, by and between the Company and D. Frank Harrison (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on April 21, 2010).

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

+10.11		Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 000-51571, filed by the Company with the SEC on June 15, 2008).

+10.12
Employment Agreement, dated effective August 8, 2006, by and between the Company and Mark Dubberstein (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, File No. 000-51471, filed by the Company with the SEC on August 10, 2006).

+10.13
Employment Agreement, dated effective August 8, 2006, by and between the Company and Zachary M. Graves (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, File No. 000-51471, filed by the Company with the SEC on August 10, 2006).

+10.14
Amendment to Employment Agreement, dated effective August 2, 2007, by and between the Company and Zachary M. Graves (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, File No. 000-51471, filed by the Company with the SEC on August 3, 2007).

+10.15
Employment Agreement, dated effective August 3, 2007, by and between the Company and Steven R. Starke (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 000-51471, filed by the Company with the SEC on August 3, 2007).

+10.16
Bronco Drilling Company, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on December 15, 2010).

*21.1		List of the Company’s Subsidiaries.

*23.1		Consent of Grant Thornton LLP

*24.1		Power of Attorney (included on signature page).

*31.1		Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**31.1	(a)	Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2		Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**31.2	(a)	Certification of Chief Financial Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
No.	Description
*32.1
Certification of Chief Executive Officer of Bronco Drilling Company, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

+	Management contract, compensatory plan or arrangement

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 15, 2011.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bronco Drilling Company, Inc. has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRONCO DRILLING COMPANY, INC.
Date: April 29, 2011	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew S. Porter
Matthew S. Porter
Chief Financial Officer (Principal Accounting and Financial Officer)