Form 10-Q
period 2011-03-31
Bronco Drilling Company, Inc.
filed 2011-05-09
CIK 1328650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51471

BRONCO DRILLING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2902156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of April 30, 2011, 28,800,059 shares of common stock were outstanding.

BRONCO DRILLING COMPANY, INC.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share par value)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,797	$11,854
Restricted cash	—	2,700
Receivables
Trade and other, net of allowance for doubtful accounts of $968 and $891 in 2011 and 2010, respectively	22,796	24,656
Affiliate receivables, net of allowance of $800	1,546	1,508
Unbilled receivables	856	428
Income tax receivable	5,671	5,700
Current deferred income taxes	2,558	2,765
Current maturities of note receivable from affiliate	1,639	1,607
Prepaid expenses	1,038	329

Total current assets	50,901	51,547

PROPERTY AND EQUIPMENT — AT COST
Drilling rigs and related equipment	304,886	315,085
Transportation, office and other equipment	16,281	16,236

	321,167	331,321
Less accumulated depreciation	104,093	105,242

	217,074	226,079

OTHER ASSETS
Investment in Challenger	38,730	38,730
Investment in Bronco MX	21,433	20,632
Debt issue costs and other	4,617	3,362
Non-current assets held for sale and discontinued operations	7,000	1,680

	71,780	64,404

	$339,755	$342,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,674	$7,945
Accrued liabilities	8,757	7,847
Current maturities of long-term debt	96	95

Total current liabilities	17,527	15,887

LONG-TERM DEBT, less current maturities	4,150	6,730

WARRANT	14,690	4,407

DEFERRED INCOME TAXES	17,387	21,664

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000 shares authorized; 27,598 and 27,236 shares issued and outstanding at March 31, 2011 and December 31, 2010	276	277

Additional paid-in capital	309,874	310,580

Accumulated other comprehensive income	1,811	1,012

Retained earnings (Accumulated deficit)	(25,960)	(18,527)

Total stockholders’ equity	286,001	293,342

	$339,755	$342,030

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
REVENUES
Contract drilling revenues	$37,006	$22,295

EXPENSES
Contract drilling	23,801	18,159
Depreciation and amortization	5,659	7,705
General and administrative	4,209	4,217
Loss (gain) on Bronco MX transaction	—	(1,058)
Impairment of drilling rigs and related equipment	679	—
Loss on sale of drilling rigs and related equipment	1,175	—

	35,523	29,023

Income (loss) from continuing operations	1,483	(6,728)

OTHER INCOME (EXPENSE)
Interest expense	(571)	(1,456)
Loss from extinguishment of debt	(1,975)	—
Interest income	—	46
Equity in income (loss) of Challenger	—	(599)
Equity in income (loss) of Bronco MX	1	(209)
Other	25	48
Change in fair value of warrant	(10,283)	272

	(12,803)	(1,898)

Loss from continuing operations before income taxes	(11,320)	(8,626)
Income tax benefit	(3,981)	(2,621)

Loss from continuing operations	(7,339)	(6,005)
Loss from discontinued operations, net of tax	(94)	(1,414)

NET LOSS	$(7,433)	$(7,419)

Loss per common share-Basic
Continuing operations	(0.27)	(0.23)
Discontinued operations	(0.00)	(0.05)

Loss per common share-Basic	$(0.27)	$(0.28)

Loss per common share-Diluted
Continuing operations	(0.27)	(0.23)
Discontinued operations	(0.00)	(0.05)

Loss per common share-Diluted	$(0.27)	$(0.28)

Weighted average number of shares outstanding-Basic	27,468	26,850

Weighted average number of shares outstanding-Diluted	27,468	26,850

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands)

				Accumulated
			Additional	Other		Total
	Common	Common	Paid In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of December 31, 2010	27,236	$277	$310,580	$1,012	$(18,527)	$293,342

Net loss	—	—	—	—	(7,433)	(7,433)

Other Comprehensive Income:
Foreign currency translation adjustment	—	—	—	799	—	799

Total Comprehensive Income (Loss)						(6,634)

Stock compensation	531	1	779	—	—	780

Stock withheld for taxes	(169)	(2)	(1,485)	—	—	(1,487)

Balance as of March 31, 2011	27,598	$276	$309,874	$1,811	$(25,960)	$286,001

The accompanying notes are an integral part of these statements.

Bronco Drilling Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities from continuing operations:
Net loss	$(7,433)	$(7,419)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Loss from discontinued operations, net of tax	94	1,414
Depreciation and amortization	5,860	7,899
Bad debt expense	71	898
Loss (gain) on sale of assets	162	263
Write off of debt issue costs	1,975	—
Loss on sale of drilling rigs and related equipment	1,175	—
Impairment of drilling rigs and related equipment	679	—
Equity in (income) loss of Challenger	—	599
Equity in (income) loss of Bronco MX	(1)	209
Change in fair value of warrant	10,283	(272)
Loss on Bronco MX transaction	—	(1,058)
Imputed interest expense	229	225
Stock compensation	780	395
Deferred income taxes	(3,982)	(2,749)
Changes in current assets and liabilities:
Receivables	1,725	(1,216)
Affiliate receivables	(70)	6,885
Unbilled receivables	(428)	65
Prepaid expenses	(1,228)	(429)
Accounts payable	(3,648)	(4,343)
Accrued expenses	2,445	(463)
Other	(1,082)	(65)

Net cash provided by operating activities from continuing operations	7,606	838

Cash flows from investing activities from continuing operations:
Proceeds from sale of assets	6,321	3,287
Purchase of property and equipment	(7,575)	(7,830)

Net cash used in investing activities from continuing operations	(1,254)	(4,543)

Cash flows from financing activities from continuing operations:
Proceeds from borrowings	3,000	5,000
Payments of debt	(9,126)	(22)

Net cash provided by (used in) financing activities from continuing operations	(6,126)	4,978

Net increase in cash and cash equivalents from continuing operations	226	1,273

Cash flows from discontinued operations:
Operating cash flows	17	(55)
Investing cash flows	—	(47)
Financing cash flows	—	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	17	(102)

Increase in cash and cash equivalents	243	1,171

Beginning cash and cash equivalents	14,554	9,497

Ending cash and cash equivalents	$14,797	$10,668

Supplementary disclosure of cash flow information:
Interest paid, net of amount capitalized	$526	$1,255
Income taxes paid	3	128
Supplementary disclosure of non-cash investing and financing:
Purchase of property and equipment in accounts payable	2,865	1,110
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
In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2011, the related results of operations for the three months ended March 31, 2011 and 2010 and the cash flows for the three months ended March 31, 2011 and 2010. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The results of operations for the three months ended March 31, 2011 are not necessarily an indication of the results expected for the full year.
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
Property and Equipment
Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are three to 15 years. The depreciable life of other equipment is three years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. Assets not placed in service and not being depreciated were $20,813 and $14,111 as of March 31, 2011 and December 31, 2010, respectively.
The Company capitalizes interest as a component of the cost of drilling rigs constructed for its own use. For the three months ended March 31, 2011 the Company capitalized $40 of interest expense. The Company did not capitalize any interest for the three months ended March 31, 2010.
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
The Company applies the provisions of ASC Topic 740 which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and/or penalties related to income tax matters as income tax expense. As of March 31, 2011, the tax years ended December 31, 2006 through December 31, 2009 are open for examination by U.S. taxing authorities.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes the translation adjustments of the financial statements of Bronco MX at March 31, 2011. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31,
	2011	2010
Net loss	$(7,433)	$(7,419)
Other comprehensive income — translation adjustment	799	827

Comprehensive loss	$(6,634)	$(6,592)

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
Recent Accounting Pronouncements
In January 2010, the FASB issued a new accounting standard which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements. Also required is a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities are required to provide fair value measurement disclosures for each class of financial assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not impact our consolidated financial statements.
2. Equity Method Investments
On January 4, 2008, we acquired a 25% equity interest in Challenger Limited, or Challenger, in exchange for six drilling rigs and cash. The Company also sold to Challenger four drilling rigs and ancillary equipment. Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya. The Company also entered into a term note with Challenger related to the sale of four drilling rigs and ancillary equipment. The term note bears interest at 8.5%. Interest and principal payments of $529 on the note are due quarterly until maturity at February 2, 2011. The note receivable is collateralized by the assets sold to Challenger. The note receivable from Challenger at March 31, 2011 and December 31, 2010 was $1,639 and $1,607, respectively.

On February 20, 2008, the Company entered into a Management Services Agreement and Master Services Agreement with Challenger. The Company agreed to make available to Challenger certain employees of the Company for the purpose of providing land drilling services, certain business consulting services and managerial support to Challenger. The Company invoices Challenger monthly for the services provided. The Company had accounts receivable from Challenger of $1,546 and $1,508 at March 31, 2011 and December 31, 2010, respectively, related to these services provided.
Recent civil and political disturbances in Libya have and will continue to affect Challenger’s operations. Ongoing political unrest may result in loss of revenue and damage to Challenger’s equipment. The political turmoil in Libya and elsewhere in North Africa and impact on Challenger’s operations could negatively impact the Company’s investment in Challenger, including the loss of our investment and write off of our receivables from Challenger. Challenger was unable to provide financial statements or other financial information for the three months ended March 31, 2011 due to the events in Libya and disruptions in their operations. Because of the lack of information and uncertainties caused by the events in Libya, we have not recorded or estimated any adjustments to the carrying value of our investment in Challenger, receivable balances or equity in income (loss) of Challenger. We will continue to monitor and evaluate the developments in Libya and our investment in Challenger during 2011 and the Company intends to make required adjustments to equity in income of Challenger in the period that financial statements or other reasonable information are available.
At March 31, 2011 and December 31, 2010, the book value of the Company’s ordinary share investment in Challenger was $38,730. The Company’s 25% interest of the net assets of Challenger was estimated to be $35,428 at December 31, 2010. The basis difference between the Company’s ordinary equity investment in Challenger and the Company’s 25% interest of the net assets of Challenger primarily consists of certain property, plant and equipment and accumulated depreciation in the net amount of $3,626 and $324 at March 31, 2011. These amounts are being amortized against the Company’s 25% interest of Challenger’s net income over the estimated useful lives of 15 years for the property, plant and equipment. Amortization recorded during the three months ended March 31, 2011 and March 31, 2010 was $0 and $61, respectively. The Company recorded equity in loss of investment of $0 and $(599) for the three months ended March 31, 2011 and 2010, respectively, related to its equity investment in Challenger.
Summarized financial information of Challenger is presented below. As described above, we are unable to provide summarized financial information as of and for the three months ended March 31, 2011.

Three Months Ended March 31,
2010
Condensed statement of operations:
Revenues	$9,875

Gross margin	$2,030

Net Loss	$(2,153)

December 31,
2010
Condensed balance sheet:
Current assets	$56,010
Noncurrent assets	128,829

Total assets	$184,839

Current liabilities	$21,675
Noncurrent liabilities	20,722
Equity	142,442

Total liabilities and equity	$184,839

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

The Company received $31,735 from CICSA in exchange for the 60% membership interest in Bronco MX, which included reimbursement for 60% of value added taxes previously paid by, or on behalf of, Bronco MX as a result of the importation to Mexico of the six drilling rigs that were contributed by the Company to Bronco MX. Upon completion of the transaction, the Company treated Bronco MX as a deconsolidated subsidiary in order to compute a loss in accordance with ASC Topic 810, Consolidation, due to the Company not retaining a controlling financial interest in Bronco MX subsequent to the sale. The Company recorded a net loss of $23,964 for the nine months ended September 30, 2009 relating to the transactions. The loss was computed based on the proceeds received from CICSA of $31,735 and the value of the Company’s 40% retained interest in Bronco MX of $21,495 less the book value of the net assets of Bronco MX, including rigs contributed to Bronco MX, of $77,194. The Company recorded a negative adjustment to the loss during the year ended 2010 of $1,487 due to post closing adjustments.
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
According to a Schedule 13D/A filed with the SEC on April 19, 2011 by Carlos Slim Helú, certain members of his family and affiliated entities (collectively, the “Slim Affiliates”), these individuals and entities collectively own approximately 19.0% of our common stock. CICSA is also a Slim Affiliate.
At March 31, 2011, the book value of the Company’s ordinary share investment in Bronco MX was $21,433. The Company recorded equity in income (loss) of investment of $1 and $(209) for the three months ended March 31, 2011 and March 31, 2010, respectively, related to its equity investment in Bronco MX. The Company’s investment in Bronco MX was increased by $799 as a result of a currency translation gain for the three months ended March 31, 2011.
Summarized financial information of Bronco MX is presented below:

	Three Months Ended
	March 31, 2011	March 31, 2010
Condensed statement of operations:
Revenues	$8,832	$6,514

Gross margin	$337	$(485)

Net Income (loss)	$7	$(521)

	March 31,	December 31,
	2011	2010
Condensed balance sheet:
Current assets	$29,005	$25,497
Noncurrent assets	104,453	100,687

Total assets	$133,458	$126,184

Current liabilities	$26,299	$23,031
Noncurrent liabilities	—	—
Equity	107,159	103,153

Total liabilities and equity	$133,458	$126,184

3. Long-term Debt and Warrant
Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
Revolving credit facility with Banco Inbursa S.A., collateralized by the Company’s assets, and matures on September 17, 2014. Loans under the revolving credit facility bear interest at variable rates as defined in the credit agreement. (1)	3,000	5,555

Note payable to Ameritas Life Insurance Corp., collateralized by a building, payable in principal and interest installments of $14, interest on the note is 6.0%, maturity date of January 1, 2021. (2)	1,246	1,270

	$4,246	$6,825
Less current installments	96	95

	4,150	6,730

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

The credit facility initially provided for revolving advances of up to $75.0 million and the borrowing base under the credit facility was initially set at $75.0 million, subject to borrowing base limitations. On February 9, 2011 we amended our credit facility which reduced the commitment to $45.0 million. The Company incurred a loss from extinguishment of debt of approximately $1,975 related to the reduction in availability under the credit facility. The credit facility matures on September 17, 2014. Outstanding borrowings under the credit facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances. The effective interest rate was 6.51% at March 31, 2011.

The Company pays a quarterly commitment fee of 0.5% per annum on the unused portion of the credit facility and a fee of 1.50% for each letter of credit issued under the facility. In addition, an upfront fee equal to 1.50% of the aggregate commitments under the credit facility was paid by the Company at closing. The Company’s domestic subsidiaries have guaranteed the loans and other obligations under the credit facility. The obligations under the credit facility and the related guarantees are secured by a first priority security interest in substantially all of the assets of the Company and its domestic subsidiaries, including the equity interests of the Company’s direct and indirect subsidiaries. Commitment fees expense for the three months ended March 31, 2011 and 2010 was $50 and $10, respectively.

The credit facility contains customary representations and warranties and various affirmative and negative covenants, including, but not limited to, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions, and a financial covenant requiring that the Company maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization as defined in the credit agreement for any four consecutive fiscal quarters of not more than 3.5 to 1.0. The Company was in compliance with all covenants at March 31, 2011. A violation of these covenants or any other covenant in the credit facility could result in a default under the credit facility which would permit the lender to restrict the Company’s ability to access the credit facility and require the immediate repayment of any outstanding advances under the credit facility.

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

The resulting discount to the revolving credit facility is amortized to interest expense over the term of the revolving credit facility. Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of Eurodollar rate plus 6.25%. Imputed interest expense recognized for the three months ended March 31, 2011 and 2010 was $229 and $225, respectively.

In accordance with accounting standards, the Company revalued the Warrant as of March 31, 2011 and 2010 and recorded the change in the fair value of the Warrant on the consolidated statement of operations. The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant. The valuation was determined by computing the value of the Warrant if exercised in Year 2 — 3 with the values weighted by the probability that the Warrant would actually be exercised in that year. Some of the assumptions used in the model were volatility between 39% and 49% and a risk free interest rate that ranged from 0.16% to 0.56%. The fair value of the warrant was $14,690 at March 31, 2011. The Company recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $10,283 and $272 for the three months ended March 31, 2011 and 2010, respectively.

(2)
On January 2, 2007, the Company assumed a term loan agreement with Ameritas Life Insurance Corp. related to the acquisition of a building. The loan provides for term installments in an aggregate not to exceed $1,590.

Long-term debt maturing each year subsequent to March 31, 2011 is as follows:

2012	$96
2013	102
2014	108
2015	3,115
2016	122
2017 and thereafter	703

$4,246

4. Workers’ Compensation and Health Insurance
The Company is insured under a large deductible workers’ compensation insurance policy. The policy generally provides for a $1,000 deductible per covered accident. The Company maintains letters of credit in the aggregate amount of $8,525 for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. The letters of credit are typically renewed annually. No amounts have been drawn under the letters of credit. Accrued expenses at March 31, 2011 and December 31, 2010 included approximately $3,481 and $3,695, respectively, for estimated incurred but not reported costs and premium accruals related to our workers’ compensation insurance.
On November 1, 2005, the Company initiated a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. The Company provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $125 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at March 31, 2011 and December 31, 2010 included approximately $718 and $735, respectively, for our estimate of incurred but not reported costs related to the self-insurance portion of our health insurance.
5. Transactions with Affiliates
The Company had receivables from affiliates of $1,546 and $1,508 at March 31, 2011 and December 31, 2010, respectively.
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

On April 14, 2011, we entered into an Agreement and Plan of Merger with Chesapeake Energy Corporation and Nomac Acquisition, Inc., an indirect wholly owned subsidiary of Chesapeake (“Purchaser”), as previously disclosed on a Form 8-K we filed with the SEC on April 18, 2011. Under the terms of the merger agreement, Chesapeake has agreed to acquire the Company through a two-step transaction, consisting of a tender offer by the Purchaser for all of our outstanding common stock at a price of $11.00 per share without interest thereon and less any applicable withholding or stock transfer taxes, followed by the merger of the Purchaser with and into the Company, with the Company surviving as an indirect, wholly owned subsidiary of Chesapeake.
Ten putative class action lawsuits relating to the merger agreement and the transactions contemplated therein have been commenced against the Company and current members of our board of directors, including our chief executive officer (the “Individual Defendants”). Six putative class action lawsuits were filed in the District Court of Oklahoma County, Oklahoma (collectively, the “Oklahoma Suits”). Two of the Oklahoma Suits have been voluntarily dismissed. Four putative class action lawsuits were filed in the Court of Chancery of the State of Delaware (the “Delaware Suits” and together with the four remaining Oklahoma Suits, the “Class Actions”). The Delaware Suits were consolidated into a single action on May 6, 2011. The Class Actions each seek certification of a class of all holders of our common stock and variously allege, among other things, that: (1) the Individual Defendants have breached and continue to breach their fiduciary duties to our stockholders; (2) the offer and the merger are unfair to our public stockholders as the proposed transactions underestimate the value of the Company; (3) the Individual Defendants are pursuing a course of conduct that does not maximize the value of the Company; and (4) the Company aided and abetted the alleged breaches of duties by the Individual Defendants. On April 29, 2011, the Delaware Suits were amended, adding allegations that the Schedule 14D-9 filed by the Company and the Schedule TO filed by Chesapeake did not adequately describe the process that resulted in the offer and that the Schedule 14D-9 did not include adequate information concerning the fairness opinion Johnson Rice & Company L.L.C. provided to our board of directors. The Class Actions seek, among other things, an injunction prohibiting consummation of the tender offer and the merger (each as defined below), attorneys’ fees and expenses and rescission or damages in the event the proposed transactions are consummated. We believe the Class Actions are entirely without merit and intend to defend against them vigorously.
7. Recent Asset Sales and Assets Held for Sale
On March 21, 2011, the Company sold one complete drilling rig (rig 6) in a private sale to Atlas Drilling, LLC, an unaffiliated third party, for net proceeds of $1,550. The Company recorded a $4 loss on the sale of the assets based on a net book value of $1,554.
On March 31, 2011, the Company sold one complete drilling rig (rig 62) in a private sale to Windsor Drilling, LLC, an unaffiliated third party, for net proceeds of $4,651. The Company recorded a $1,175 loss on the sale of the assets based on a net book value of $5,826.
On February 25, 2011, the Company entered into an agreement with Windsor Drilling, LLC, an unaffiliated third party, to sell an additional drilling rig (rig 56). Because the drilling rig meets the held for sale criteria, the Company is required to present such assets, comprised of property and equipment, at the lower of carrying amount or fair value less the anticipated costs to sell. The Company evaluated these assets for impairment as of March 31, 2011, which resulted in recognizing a $679 impairment charge. The net book value for rig 56 was $7,000 at March 31, 2011 and is included in Non-current assets held for sale and discontinued operations on the consolidated balance sheet.
The sale of drilling rigs and related equipment sold are part of a broader strategy by management to divest of older drilling rigs and use the proceeds to pay down existing indebtedness.
8. Discontinued Operations
Well Servicing
In the second quarter of 2010, management determined that our well servicing business segment was no longer consistent with the Company’s long-term strategic objectives and that the Company should seek to market this business for sale. During Q1 and Q2 2010 the market for workover services continued at depressed levels within the primary geographic market of our well servicing assets (Oklahoma). Management determined that higher return projects were available within the core drilling segment of the business and chose to deploy capital in this segment rather than commit the capital required to restructure operations in the well servicing segment. In 2010 management made a decision to market the assets constituting the well servicing segment for sale and redeploy the proceeds to reduce debt and to support the Company’s core drilling business. Well servicing operating results are included in discontinued operations in our Consolidated Statements of Operations.

The results of operations for the three months ended March 31, 2011 and 2010 are below:

	Three Months Ended March 31,
	2011	2010

Revenue	$—	$—

Impairment of intangibles	$—	$224

Loss from discontinued operations before income tax	$549	$1,973
Trucking Assets
In July 2010, the Company completed the sale of all of the Company’s trucking assets, property and equipment, for $11,299 in cash, net of selling expenses of $403. As drilling activity decreased in 2008 and 2009 the utilization of these trucking assets fell sharply. The ongoing operating losses in our trucking division required resources to be directed away from the core drilling business. As such, management made the decision in the second quarter 2010 to sell these assets as their operations were not considered core. Proceeds from this sale were used to prepay existing indebtedness under our revolving credit facility with Banco Inbursa in July 2010. Operating results are included as a component of discontinued operations in our Consolidated Statements of Operations for all periods presented. The trucking assets and operating activities were previously presented as part of our land drilling reportable segment. The results of operations for the three months ended March 31, 2011 and 2010 are below:

	Three Months Ended March 31,
	2011	2010

Revenue	$—	$203

Income (loss) from discontinued operations before income tax	$398	$(333)

9. Net Income Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) and diluted EPS comparisons as required by ASC Topic 260:

	Three Months Ended
	March 31,
	2011	2010
Basic:
Continuing operations	(7,339)	(6,005)
Discontinued operations	(94)	(1,414)

Net loss	$(7,433)	$(7,419)

Weighted average shares (thousands)	27,468	26,651

Continuing operations per share	(0.27)	(0.23)
Discontinued operations per share	(0.00)	(0.05)

Net loss per share	$(0.27)	$(2.16)

Diluted:
Continuing operations	(7,339)	(6,005)
Discontinued operations	(94)	(1,414)

Net Loss	$(7,433)	$(7,419)

Weighted average shares:
Outstanding (thousands)	27,468	26,651
Restricted Stock and Options (thousands)	—	—

	27,468	26,651

Continuing operations per share	(0.27)	(0.23)
Discontinued operations per share	(0.00)	(0.05)

Income (loss) per share	$(0.27)	$(2.16)

The weighted average number of diluted shares excludes 464,429 and 55,873 shares for the three months ended March 31, 2011 and 2010, respectively, subject to restricted stock awards due to their antidilutive effects.
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

Fair Value on Recurring Basis
The Company issued a Warrant in conjunction with its revolving credit facility with Banco Inbursa, which Banco Inbursa subsequently transferred to CICSA. In accordance with accounting standards, the Company revalued the Warrant as of March 31, 2011 and recorded the change in the fair value of the Warrant on the consolidated statement of operations. The fair value of the Warrant was determined using level 3 inputs. The Company used a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant. The valuation was determined by computing the value of the Warrant if exercised in Year 2 — 3 with the values weighted by the probability that the Warrant would actually be exercised in that year. Some of the assumptions used in the model were volatility of 39% and 49% and a risk free interest rate that ranged from 0.16% to 0.56%. The fair value of the Warrant was $14,690 at March 31, 2011. The Company recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $10,283 and $272 for the three months ended March 31, 2011 and 2010, respectively.
The fair values of our cash equivalents, trade receivables and trade payables approximated their carrying values due to the short-term nature of these instruments.
Fair Value on Non-Recurring Basis
In the first quarter of 2011, management entered into an agreement to sell one drilling rig (rig 56). Because the drilling rig meets the held for sale criteria, the Company is required to present these assets held for sale at the lower of carrying amount or fair value less anticipated cost to sell. The Company evaluated these assets as of March 31, 2011, for impairment. The fair value of the drilling rig was determined using the agreed upon sales price for the rig. The analysis as of March 31, 2011 resulted in a $679 impairment charge.
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
Under all restricted stock awards to date, nonvested shares are subject to forfeiture for failure to fulfill service conditions. Restricted stock awards consist of our common stock that vest over a two or three year period. Total shares available for future stock option grants and restricted stock grants to employees and directors under existing plans were 2,208,272 as of March 31, 2011. Restricted stock awards are valued at the grant date market value of the underlying common stock and are being amortized to operations over the respective vesting period. Compensation expense for the three months ended March 31, 2011 and 2010 was $779 and $395, respectively. Restricted stock activity for the three months ended March 31, 2011 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2010	1,222,496	$4.82
Granted	510,740	6.97
Vested	(531,167)	4.96
Forfeited/expired	—	—

Outstanding at March 31, 2011	1,202,069	$5.70

There was $6,642 of total unrecognized compensation cost related to nonvested restricted stock awards to be recognized over a weighted-average period of 1.5 years as of March 31, 2011.

12. Subsequent Event
On April 14, 2011, we entered into an Agreement and Plan of Merger with Chesapeake Energy Corporation and Nomac Acquisition, Inc., an indirect wholly owned subsidiary of Chesapeake (“Purchaser”), as previously disclosed on a Form 8-K we filed with the SEC on April 18, 2011. Under the terms of the merger agreement, Chesapeake has agreed to acquire the Company through a two-step transaction, consisting of a tender offer by the Purchaser for all of our outstanding common stock at a price of $11.00 per share without interest thereon and less any applicable withholding or stock transfer taxes, followed by the merger of the Purchaser with and into the Company, with the Company surviving as an indirect, wholly owned subsidiary of Chesapeake. If, after completion of the tender offer, stockholder adoption of the merger agreement is required under Delaware law, we have agreed to hold a meeting of our stockholders for the purpose of adopting the merger agreement. In the Merger, each outstanding share of our common stock, other than shares of our common stock owned by the Company, Chesapeake or Purchaser or their respective wholly owned subsidiaries, or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive cash in an amount equal to the $11.00 per share offer price, without interest thereon and less any applicable withholding or stock transfer taxes.
Purchaser commenced the tender offer on April 26, 2011. Consummation of the tender offer and the merger is subject to the satisfaction or waiver of a number of customary closing conditions set forth in the merger agreement. We currently expect that the tender offer and merger will be completed during the second quarter of 2011, however, no assurance can be given as to when, or if, the merger will occur.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 15, 2011 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.
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
Overview
We provide contract land drilling services to oil and gas exploration and production companies throughout the United States. We commenced operations in 2001 with the purchase of one stacked 650-horsepower drilling rig that we refurbished and deployed. We subsequently made selective acquisitions of both operational and inventoried drilling rigs, as well as ancillary equipment. Our management team has significant experience not only with acquiring rigs, but also with building, refurbishing and deploying inventoried rigs. We have successfully refurbished and brought into operation 25 inventoried drilling rigs during the period from November 2003 through March 2011. In addition, we have a 41,000 square foot machine shop in Oklahoma City, which allows us to build, refurbish and repair our rigs and equipment in-house. This facility, which complements our two drilling rig refurbishment yards, significantly reduces our reliance on outside machine shops and the attendant risk of third-party delays in our rig refurbishment program.

Additionally, we have exposure to the international drilling market through a 20% equity investment in Bronco MX S.A. de C.V., a company organized under the laws of Mexico, or Bronco MX. Bronco MX provides contract land drilling services and leases land drilling rigs to Petroleos Mexicanos, or PEMEX, and/or companies contracted with PEMEX. We also have a 25% equity investment in Challenger Limited, a company organized under the laws of the Isle of Man, or Challenger. Challenger is an international provider of contract land drilling and workover services to oil and natural gas companies with its principal operations in Libya.
Recent Developments
On April 14, 2011, we entered into an Agreement and Plan of Merger with Chesapeake Energy Corporation and Nomac Acquisition, Inc., an indirect wholly owned subsidiary of Chesapeake (“Purchaser”), as previously disclosed on a Form 8-K we filed with the SEC on April 18, 2011. Under the terms of the merger agreement, Chesapeake has agreed to acquire the Company through a two-step transaction, consisting of a tender offer by the Purchaser for all of our outstanding common stock at a price of $11.00 per share without interest thereon and less any applicable withholding or stock transfer taxes, followed by the merger of the Purchaser with and into the Company, with the Company surviving as an indirect, wholly owned subsidiary of Chesapeake. If, after completion of the tender offer, stockholder adoption of the merger agreement is required under Delaware law, we have agreed to hold a meeting of our stockholders for the purpose of adopting the merger agreement. In the Merger, each outstanding share of our common stock, other than shares of our common stock owned by the Company, Chesapeake or Purchaser or their respective wholly owned subsidiaries, or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive cash in an amount equal to the $11.00 per share offer price, without interest thereon and less any applicable withholding or stock transfer taxes.
Purchaser commenced the tender offer on April 26, 2011. Consummation of the tender offer and the merger is subject to the satisfaction or waiver of a number of customary closing conditions set forth in the merger agreement. We currently expect that the tender offer and merger will be completed during the second quarter of 2011, however, no assurance can be given as to when, or if, the merger will occur.
Operating Segments
We currently conduct our operations through one operating segment: contract land drilling. In June of 2009 we made the decision to suspend operations in our well servicing segment because of deteriorating market conditions resulting from the decrease in oil and natural gas prices which began in the third quarter of 2008, as well as the inability of many customers to obtain financing related to their drilling and workover programs.
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
In September and November 2010, we sold at auction in separate lots to multiple bidders two complete mechanical drilling rigs and components comprising six other drilling rigs (rigs 2, 9, 51, 52, 54, 70, 75 and 94), and ancillary equipment. The mechanical drilling rigs and equipment sold at auction were not being utilized currently in our business. In an unrelated transaction on September 23, 2010, we sold two mechanical drilling rigs (rigs 41 and 42) in a private sale to Windsor Permian LLC, an unaffiliated third party. On November 29, 2010, the Company sold two mechanical drilling rigs (rigs 5 and 7) in a private sale to Atlas Drilling, LLC, an unaffiliated third party. On March 21, 2011, the Company sold a mechanical drilling rig (rig 6) in a private sale to Atlas Drilling, LLC, an unaffiliated third party. On March 31, 2011, the Company sold a mechanical drilling rig (rig 62) in a private sale to Windsor Drilling, LLC, an unaffiliated third party.
In the first quarter we entered into an agreement to sell an additional mechanical drilling rig (rig 56). This transaction closed on April 11, 2011. The drilling rigs and related equipment sold at auction and held for sale are being sold as part of our broader strategy to divest of older mechanical drilling rigs and use the proceeds to pay down existing indebtedness and invest in next generation drilling equipment.

The following is a description of our operating segment.
Contract Land Drilling — Our contract land drilling segment provides contract land drilling services. As of April 30, 2011, we owned a fleet of 22 operating land drilling rigs. We currently operate our drilling rigs in North Dakota, Pennsylvania, Oklahoma, and Texas. A majority of the wells we drill for our customers are drilled in unconventional basins also known as resource plays. These plays are generally characterized by complex geologic formations that often require higher horsepower, premium rigs and experienced crews to reach targeted depths. Our current fleet of 22 operating drilling rigs range from 650 to 2,000 horsepower. Accordingly, such rigs can reach the depths required and have the capability of drilling horizontal and directional wells, which are increasing as a percentage of total wells drilled in North America and are frequently utilized in unconventional resource plays. We believe our premium rig fleet, inventory and experienced crews position us to benefit from the natural gas drilling activity in our core operating areas.
We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. We typically enter into drilling contracts that provide for compensation on a daywork basis. Occasionally, we enter into drilling contracts that provide for compensation on a footage basis. We have not historically entered into turnkey contracts; however, we may decide to enter into such contracts in the future. It is also possible that we may acquire such contracts in connection with future acquisitions. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Although, we currently have 22 of our drilling rigs operating under term contracts, our contracts generally provide for the drilling of a single well and typically permit the customer to terminate on short notice, usually upon payment of an agreed fee.
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
For the three months ended March 31, 2011 and 2010 and years ended December 31, 2010, 2009 and 2008, our rig utilization rates, revenue days and average number of marketed rigs were as follows:

	Three Months Ended
	March 31,		Years Ended December 31,
	2011	2010	2010	2009	2008
Average number of marketed rigs	24	37	33	44	44
Revenue days	2,088	1,428	7,450	5,699	12,712
Utilization Rates	96%	43%	62%	36%	79%
The increase in the number of revenue days for the three month-period ended March 31, 2011 as compared to the same period in 2010 is primarily attributable to the increase in oil and natural gas drilling activity in response to strong commodity prices and the availability of financing to our customers to fund their drilling programs.
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
On April 29, 2011, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $113.93 per barrel and $4.51 per MMbtu, respectively. The Baker Hughes domestic land rig drilling rig count as of April 30, 2011 was 1,789. Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At March 31,	At December 31,
	2011	2010	2009	2008
Crude oil (Bbl)	$106.72	$91.38	$79.36	$44.60
Natural gas (Mmbtu)	$4.39	$4.41	$5.57	$5.62
U.S. Land Rig Count	1,749	1,670	1,150	1,653
Increased expenditures for exploration and production activities generally lead to increased demand for our services. Until mid-2008, rising oil and natural gas prices and the corresponding increase in onshore oil and natural gas exploration and production spending led to expanded drilling as reflected by the increases in the U.S. land rig counts over the previous several years. Falling commodity prices and the oversupply of rigs, similar to what we began experiencing in the third quarter of 2008, generally leads to lower demand for our services.
The decline in oil and natural gas prices and the deteriorating global economic environment resulted in reductions in our rig utilization and revenue rates in 2009. During 2010, these commodity prices strengthened and the overall demand for drilling activity increased in oil and natural gas resource plays. We expect continued increases in exploration and production spending during the remainder of 2011, which we expect will result in modest increases in industry rig utilization and revenue rates in 2011, as compared to 2010. Continued fluctuations in the demand for gas and oil, among other factors including supply, could contribute to price volatility which may continue to affect demand for our services and could materially affect our future financial results.
Recent civil and political disturbances in Libya have and will continue to affect Challenger’s operations. Ongoing political unrest may result in loss of revenue and damage to Challenger’s equipment. The political turmoil in Libya and elsewhere in North Africa and impact on Challenger’s operations could negatively impact the Company’s investment in Challenger, including the loss of our investment and write off of our receivables from Challenger. Challenger was unable to provide financial statements or other financial information for the three months ended March 31, 2011 due to the events in Libya and disruptions in their operations. Because of the lack of information and uncertainties caused by the events in Libya, we have not recorded or estimated any adjustments to the carrying value of our investment in Challenger, receivable balances or equity in income (loss) of Challenger. We will continue to monitor and evaluate the developments in Libya and our investment in Challenger during 2011 and the Company intends to make required adjustments to equity in income of Challenger in the period that financial statements or other reasonable information are available.
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

We are entitled to receive payment under footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since inception, we have completed all our footage contracts. Although our initial cost estimates for footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately adjust our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. We had no footage contracts in progress at March 31, 2011 or December 31, 2010. When we enter into footage contracts, we are more likely to encounter losses on them in years in which revenue rates are lower for all types of contracts.
Revenues and costs during a reporting period could be affected by contracts in progress at the end of a reporting period that have not been completed before our financial statements for that period are released. At March 31, 2011 and December 31, 2010, our unbilled receivables totaled $856,000 and $428,000, respectively, all of which relates to the revenue recognized but not yet billed or costs deferred on daywork contracts in progress.
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
Accounts Receivable—We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, current prices of oil and natural gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 30 days. We generally do not extend payment terms beyond 30 days. We are currently involved in legal actions to collect various overdue accounts receivable. Our allowance for doubtful accounts was $1.8 million and $1.7 million at March 31, 2011 and December 31, 2010, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables reduce the allowance for doubtful accounts.
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

In the first quarter of 2011, management entered into an agreement to sell an additional drilling rig (rig 56). Because the drilling rig met the held for sale criteria, we are required to present these assets held for sale at the lower of carrying amount or fair value less anticipated cost to sell. We evaluated these assets of March 31, 2011, for impairment. The fair value of the drilling rig was determined using the agreed upon sales price for the rig. The analysis as of March 31, 2011 resulted in a $679,000 impairment charge.
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
We capitalize interest cost as a component of drilling and workover rigs refurbished for our own use. During the three months ended March 31, 2011 and 2010, we capitalized interest in the amount of $40 and $0, respectively.
Stock Based Compensation—We have adopted ASC Topic 718, Stock Compensation, upon granting our first stock options on August 16, 2005. ASC Topic 718 requires a public entity to measure the costs of employee services received in exchange for an award of equity or liability instruments based on the grant-date fair value of the award. That cost will be recognized over the periods during which an employee is required to provide service in exchange for the award. Stock compensation expense was $779,000 and $395,000 for the three months ended March 31, 2011 and 2010, respectively.
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
Other Accounting Estimates—Our other accrued expenses as of March 31, 2011 and December 31, 2010 included accruals of approximately $3.5 million and $3.7 million, respectively, for costs under our workers’ compensation insurance. We have a deductible of $1.0 million per covered accident under our workers’ compensation insurance. We maintain letters of credit in the aggregate amount of $8.5 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. The letters of credit are typically renewed annually. No amounts have been drawn under the letters of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims. We also have a self-insurance program for major medical, hospitalization and dental coverage for employees and their dependents. We recognize both reported and incurred but not reported costs related to the self-insurance portion of our health insurance. Since the accrual is based on estimates of expenses for claims, the ultimate amount paid may differ from accrued amounts.
Recent Accounting Pronouncements—In January 2010, the FASB issued a new accounting standard which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements. Also required will be a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities. The guidance will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not impact our consolidated financial statements.
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
On March 21, 2011, the Company sold one complete drilling rig (rig 6) in a private sale to Atlas Drilling, LLC, an unaffiliated third party, for net proceeds of $1.6 million. The Company recorded a $4,000 loss on the sale of the assets based on a net book value of $1.6 million.
On March 31, 2011, the Company sold one complete drilling rig (rig 62) in a private sale to Windsor Drilling, LLC, an unaffiliated third party, for net proceeds of $4.7 million. The Company recorded a $1.2 million loss on the sale of the assets based on a net book value of $5.8 million.
On February 25, 2011, the Company entered into an agreement with Windsor Drilling, LLC, an unaffiliated third party, to sell an additional drilling rig (rig 56). Because the drilling rig meets the held for sale criteria, the Company is required to present such assets, comprised of property and equipment, at the lower of carrying amount or fair value less the anticipated costs to sell. The Company evaluated these assets for impairment as of March 31, 2011, which resulted in recognizing a $679,000 impairment charge.
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

In late June management made a decision to market the assets constituting the well servicing segment for sale and redeploy the proceeds to reduce debt and to support the Company’s core drilling business. Since the well servicing property and equipment met the held for sale criteria, we were required to present its property and equipment held for sale at the lower of carrying amount or fair value less cost to sell. Accordingly, in the second quarter of 2010, we evaluated well servicing’s respective assets held for sale for impairment. We engaged a third party independent appraisal company to determine the fair value of the well servicing assets. The analysis resulted in $23.4 million impairment charge ($14.3 million after tax).
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
On July 1, 2010, CICSA contributed cash of approximately $45.1 million in exchange for 735,356,219 shares of Bronco MX. The cash contributed was used to purchase five drilling rigs. As a result of the contribution, our membership interest in Bronco MX was decreased to approximately 20%. We accounted for the share issuance as if we had sold a proportionate amount of our shares. The Company recorded a loss on the transaction in the amount of $1.3 million, which was included in our consolidated statements of operations in the second quarter of 2010.
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
Senior Secured Revolving Credit Facility with Banco Inbursa
On February 9, 2011, the Company amended its senior secured revolving credit facility with Banco Inbursa. The borrowing base under the credit facility has been reduced from $75.0 million to $45.0 million. Outstanding borrowings under the credit facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances.

Global Financial Markets
Events, both within the United States and the world, have brought about significant and immediate changes in the global financial markets which in turn have affected the United States economy, our industry and us. In the United States, these events and others have had a significant impact on the prices for oil and natural gas as reflected in the following table:

	Natural Gas Price
	per Mcf		Oil Price per Bbl
Quarter	High	Low	High	Low
2011:
Second (through April 30, 2011)
First	$4.74	$3.78	$106.72	$84.32
2010:
Fourth	$4.61	$3.29	$91.51	$79.49
Third	$4.92	$3.65	$82.55	$71.63
Second	$5.19	$3.91	$86.79	$68.01
First	$6.01	$3.84	$83.76	$71.19
2009:
Fourth	$5.99	$4.25	$81.37	$69.57
Third	$4.88	$2.51	$74.37	$59.52
Second	$4.45	$3.25	$72.68	$45.88
First	$6.07	$3.63	$54.34	$33.98
2008:
Fourth	$7.73	$5.29	$98.53	$33.87
Third	$13.58	$7.22	$145.29	$95.71
Second	$13.35	$9.32	$140.21	$100.98
First	$10.23	$7.62	$110.33	$86.99
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
•	In September 2010, management made a decision to sell five drilling rigs (rigs 5, 6, 7, 51 and 54). We recorded a $7.9 million impairment charge on these rigs.
•
In November 2010, we sold at auction in separate lots to multiple bidders two complete drilling rigs (rigs 51 and 54) and ancillary equipment. We recorded a loss of $2.2 million on the sale of these assets.

•
In November 2010, we sold two drilling rigs (rigs 5 and 7) in a private sale to Atlas Drilling, LLC, an unaffiliated third party, for proceeds of $2.7 million. The Company recorded a $14,000 gain on the sale.

•	In February 2011, we agreed to sale two drilling rigs (rigs 56 and 62) in a private sale to Windsor Permian LLC, an unaffiliated third party, for proceeds of $11.5 million.
•	In March 2011, we sold one drilling rig (rig 6) in a private sale to Atlas Drilling, LLC, an unaffiliated third party, for proceeds of $1.6 million. We recorded a $4,000 loss on the sale.
Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Contract Drilling Revenue. For the three months ended March 31, 2011, we reported contract drilling revenues of $37.0 million, a 66% increase from revenues of $22.3 million for the same period in 2010. The increase is primarily due to an increase in average dayrates and total revenue days for the three months ended March 31, 2011 as compared to the same period in 2010. Average dayrates for our drilling services increased $2,439, or 15%, to $18,389 for the three months ended March 31, 2011 from $15,949 for the same period in 2010. Revenue days increased 46% to 2,088 days for the three months ended March 31, 2011 from 1,428 days during the same period in 2010. The increase in the number of revenue days for the three months ended March 31, 2011 as compared to the same period in 2010 is primarily due to an increase in the utilization rate for the same period. Utilization increased to 96% for the three months ended March 31, 2011 from 43% for the same period in 2010. The 123% increase in utilization was primarily due to an increase in demand for our services related to increased drilling activity as a result of higher oil and natural gas prices.
Equity in Income (Loss) of Challenger. Equity in loss of Challenger was $599,000 for the three months ended March 31, 2010 related to our investment in Challenger. The equity in income (loss) of Challenger represents our 25% share of Challenger’s income (loss). For the three months ended March 31, 2010, Challenger had operating revenues of $9.9 million and operating costs of $7.8 million.
Recent civil and political disturbances in Libya have and will continue to affect Challenger’s operations. Ongoing political unrest may result in loss of revenue and damage to Challenger’s equipment. The political turmoil in Libya and elsewhere in North Africa and impact on Challenger’s operations could negatively impact the Company’s investment in Challenger, including the loss of our investment and write off of our receivables from Challenger. Challenger was unable to provide financial statements or other financial information for the three months ended March 31, 2011 due to the events in Libya and disruptions in their operations. Because of the lack of information and uncertainties caused by the events in Libya, we have not recorded or estimated any adjustments to the carrying value of our investment in Challenger, receivable balances or equity in income (loss) of Challenger. We will continue to monitor and evaluate the developments in Libya and our investment in Challenger during 2011 and the Company intends to make required adjustments to equity in income of Challenger in the period that financial statements or other reasonable information are available.
Equity in Income (Loss) of Bronco MX. Equity in income of Bronco MX was $1,000 for the three months ended March 31, 2011 related to our investment in Bronco MX compared to equity in loss of $209,000 for the three months ended March 31, 2010. The equity in loss of Bronco MX represents our 25% share of Bronco MX’s loss. For the three months ended March 31, 2011, Bronco MX had operating revenues of $8.8 million and operating costs of $8.5 million compared to $6.5 million and $7.0 million for the three months ended March 31, 2010.
Contract Drilling Expense. Direct rig cost increased $5.6 million to $23.8 million for the three months ended March 31, 2011 from $18.2 million for the same period in 2010. This 31% increase is primarily due to the increase in revenue days for the three months ended March 31, 2011 as compared to the same period in 2010. As a percentage of contract drilling revenue, drilling expense decreased to 64% for the three-month period ended March 31, 2011 from 81% for the same period in 2010. The decrease is due primarily to fixed costs on idle rigs and start up costs for rigs incurred in 2010.
Depreciation and Amortization Expense. Depreciation expense decreased $2.0 million to $5.7 million for the three months ended March 31, 2011 from $7.7 million for the same period in 2010. The decrease is primarily due to the sale of 17 drilling rigs throughout 2010.
General and Administrative Expense. General and administrative expense was flat at $4.2 million for the three months ended March 31, 2011 and 2010. Significant fluctuations from the three months ended March 31, 2010 to the same period in 2011 included a decrease in accounts receivable write offs of $828,000, partially offset by an increase in yard expense of $322,000, an increase in stock compensation expense of $301,000, and an increase in payroll and related costs of $160,000.

Interest Expense. Interest expense decreased $885,000 to $571,000 for the three months ended March 31, 2011 from $1.5 million for the same period in 2010. The decrease is due to a decrease in the average outstanding balance under our revolving credit facilities. We capitalized $40,000 of interest expense for the three months ended March 31, 2011. We did not capitalize any interest for the three months ended March 31, 2010.
Income Tax Expense. We recorded an income tax benefit of $4.0 million for the three months ended March 31, 2011. This compares to an income tax benefit of $2.6 million for the three months ended March 31, 2010. This increase is primarily due to a $2.7 million increase in the pre-tax loss to a pre-tax loss of $11.3 million for the three months ended March 31, 2011 from a pre-tax loss of $8.6 million for the three months ended March 31, 2010.
Liquidity and Capital Resources
Operating Activities. Net cash provided by operating activities was $7.6 million for the three months ended March 31, 2011 as compared to $838,000 in 2010. The increase of $6.8 million from 2010 to 2011 was primarily due to a increase in cash receipts from customers and lower cash payments to suppliers.
Investing Activities. We use a significant portion of our cash flows from operations and financing activities for acquisitions and the refurbishment of our rigs. Cash used by investing activities was $1.3 million for the three months ended March 31, 2011 as compared to $4.6 million for the same period in 2010. For the three months ended March 31, 2011, we used $7.6 million to purchase fixed assets. This amount was offset by $6.3 million of proceeds received from the sale of assets. For the three months ended March 31, 2010, we used $7.8 million to purchase fixed assets. This amount was partially offset by $3.3 million of proceeds received from the sale of assets and payments received from notes receivable in the amount of $483,000.
Financing Activities. Our cash flows used in financing activities was $6.1 million for the three months ended March 31, 2011 as compared to $5.0 million provided by financing activities for the same period in 2010. For the three months ended March 31, 2011 our net cash used in financing activities related to borrowings of $3.0 million under our credit facility with Banco Inbursa, partially offset by payments of $9.1 million under our credit facility with Banco Inbursa. For the three months ended March 31, 2010, our net cash provided by financing activities related to borrowings of $5.0 million under our credit facility with Banco Inbursa, partially offset by principal payments of $22,000 to various lenders.
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
The credit facility provided for revolving advances of up to $75.0 million and matures on September 17, 2014. The commitment under the credit facility was initially set at $75.0 million, subject to borrowing base limitations. On February 9, 2011 we amended the credit facility to reduce the commitment to $45.0 million. The Company incurred a loss from extinguishment of debt of approximately $2.0 million related to the reduction in availability under the credit facility. Outstanding borrowings under the credit facility bear interest at the Eurodollar rate plus 5.80% per annum, subject to adjustment under certain circumstances.
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
The credit facility contains customary representations and warranties and various affirmative and negative covenants, including, but not limited to, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions, and a financial covenant requiring that we maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization for any four consecutive fiscal quarters of not more than 3.5 to 1.0. We were in compliance with all covenants at March 31, 2011. A violation of these covenants or any other covenant in the credit facility could result in a default under the credit facility which would permit the lender to restrict our ability to access the credit facility and require the immediate repayment of any outstanding advances under the credit facility. The credit facility also provides for mandatory prepayments in certain circumstances.
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
The resulting discount to the revolving credit facility will be amortized to interest expense over the term of the revolving credit facility such that, in the absence of any conversions, the carrying value of the revolving credit facility at maturity would be equal to $55.0 million. Accordingly, we will recognize annual interest expense on the debt at an effective interest rate of Eurodollar rate plus 6.25%. The discount was reclassified to debt issue costs at March 31, 2011.
In accordance with accounting standards, we revalued the Warrant as of March 31, 2011 and recorded the change in the fair value of the Warrant on the consolidated statement of operations. The fair value of the Warrant was determined using a pricing model based on a version of the Black Scholes model, which is adjusted to account for the dilution resulting from the additional shares issued for the Warrant. The valuation was determined by computing the value of the Warrant if exercised in Year 2 — 3 with the values weighted by the probability that the warrant would actually be exercised in that year. Some of the assumptions used in the model were volatilities of 39% and 49% and a risk free interest rate that ranged from 0.16% to .56%. The fair value of the Warrant was $14.7 million at March 31, 2011. We recorded a change in the fair value of the Warrant on the consolidated statement of operations in the amount of $10.3 million for the three months ended March 31, 2011.
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
Working Capital. Our working capital was $33.4 million at March 31, 2011 compared to $35.7 million at December 31, 2010. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 2.9 at March 31, 2011 compared to 3.2 at December 31, 2010.
We believe that the liquidity shown on our balance sheet as of March 31, 2011, which includes approximately $33.4 million in working capital (including $14.8 million in cash) and availability under our $45.0 million credit facility of $33.5 million at March 31, 2011 (net of outstanding letters of credit of $8.5 million), together with cash expected to be generated from operations, provides us with sufficient ability to fund our operations for at least the next twelve months. However, additional capital may be required for future rig acquisitions. While we would expect to fund such acquisitions with additional borrowings and the issuance of debt and equity securities, we cannot assure you that such funding will be available or, if available, that it will be on terms acceptable to us. The changes in the components of our working capital were as follows (amounts in thousands):

	March 31,	December 31,
	2011	2010	Change
Cash and cash equivalents	$14,797	$11,854	$2,943
Restricted cash	—	2,700	(2,700)
Trade and other receivables	22,796	24,656	(1,860)
Affiliate receivables	1,546	1,508	38
Unbilled receivables	856	428	428
Income tax receivable	5,671	5,700	(29)
Current deferred income taxes	2,558	2,765	(207)
Current maturities of note receivable	1,639	1,607	32
Prepaid expenses	1,038	329	709

Current assets	50,901	51,547	(646)

Current debt	96	95	1
Accounts payable	8,674	7,945	729
Accrued liabilities and deferred revenues	8,757	7,847	910

Current liabilities	17,527	15,887	1,640

Working capital	$33,374	$35,660	$(2,286)

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. Borrowings under our revolving credit facility bear interest at a floating rate equal to LIBOR plus a margin of 5.80%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $18,000 annually, based on the $3.0 million outstanding in the aggregate under our credit facility as of March 31, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Control and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures are effective.
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In addition, please see the lawsuits referenced in Note 6 Commitments and Contingencies to Part I, Item 1 above.

Item 1A.	Risk Factors
Our business is subject to many risks. We describe the risks and factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011. This information should be considered carefully together with the other information in this report and other reports and materials we file with the SEC. There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010, other than the following:
Failure to complete our proposed merger with Chesapeake could negatively impact our stock price and our future business and financial results.
On April 14, 2011, we entered into an Agreement and Plan of Merger with Chesapeake Energy Corporation and Nomac Acquisition, Inc., an indirect wholly owned subsidiary of Chesapeake (“Purchaser”), as previously disclosed on a Form 8-K we filed with the SEC on April 18, 2011. Under the terms of the merger agreement, Chesapeake has agreed to acquire the Company through a two-step transaction, consisting of a tender offer by the Purchaser for all of our outstanding common stock at a price of $11.00 per share without interest thereon and less any applicable withholding or stock transfer taxes, followed by the merger of the Purchaser with and into the Company, with the Company surviving as an indirect, wholly owned subsidiary of Chesapeake. If the proposed tender offer and merger are not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:
•	we may experience negative reactions from our customers and employees;
•
the current market price of our common stock may reflect a market assumption that the tender offer and merger will occur and a failure to complete the tender offer or the merger could result in a negative perception by the stock market and a resulting decline in the market price of our common stock;

•
certain costs relating to the tender offer and merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed, and we may be required to pay a fee of $13.0 million plus expense reimbursements up to $1.5 million to Chesapeake if the merger agreement is terminated under specified circumstances; and

•
there may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the tender offer and merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.

There can be no assurance that the risks described above will not materialize, and if any of them do, they may materially adversely affect our business, financial results and stock price.
We may have difficulty attracting, motivating and retaining officers and other key employees in light of our recently announced merger agreement with Chesapeake.
Uncertainty about the effect of the proposed tender offer and merger on our officers and employees may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate key personnel during the pendency of the merger, as employees may experience uncertainty about their future roles with us and with Chesapeake. If we are unable to attract, retain and motivate key personnel, we could face disruptions in our operations, loss of existing customers and loss of key information, expertise or know-how, which may adversely affect our business and financial results.

Business uncertainties and contractual restrictions while the proposed tender offer and merger is pending may have an adverse effect on us.
Uncertainty about the effect of the proposed tender offer and merger on suppliers, partners and customers may have an adverse effect on us. These uncertainties may cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us or seek to change existing business relationships with us. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without Chesapeake’s approval. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the completion of the merger. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the tender offer or merger or termination of the merger agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 14, 2011, by and among Bronco Drilling Company, Inc., Chesapeake Energy Corporation and Nomac Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-51471, filed by the Company with the SEC on April 18, 2011).

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

Dated: May 9, 2011	BRONCO DRILLING COMPANY, INC.
	By:	/s/ Matthew S. Porter
Matthew S. Porter
Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: May 9, 2011	By:	/s/ D. Frank Harrison
D. Frank Harrison
Chief Executive Officer (Authorized Officer and Principal Executive Officer)